Form 10-Q
period 2020-06-30
PhoneBrasil Internetional Inc
filed 2020-08-18
CIK 1407573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________________.

Commission File Number 333-174581

Utz Technologies, Inc.(also known as PhoneBrasil International Inc.

(Exact name of registrant as specified in its charter)

New Jersey	33-148545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

(Address of principal executive offices)

1-(310)-734-2626

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

As of August 17, 2020 the Registrant had 11,034,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED BALANCE SHEETS

	June 30,	December 31,
	2020	2019

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$-	$5,575
Notes payable -related party	37,682	7,500
Total current liabilities	37,682	13,075
Total liabilities	37,682	13,075

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, no par value, 30,000,000 shares authorized, 11,034,000 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Retained earnings (Deficit)	(37,682)	(13,075)
Total Stockholders’ (Deficit)	(37,682)	(13,075)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	22,465	525	24,607	1,050
Total operating expenses	22,465	525	24,607	1,050
(Loss) from operations	(22,465)	(525)	(24,607)	(1,050)
Other expense			-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(22,465)	(525)	(24,607)	(1,050)
Tax Provision	-	-	-	-
Net (Loss)	$(22,465)	$(525)	(24,607)	(1,050)
			-
Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
			-
Weighted average number of shares outstanding	11,034,000	11,034,000	11,034,000	11,034,000

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

				Total
	Common Stock		Retained	Stockholders’
	Shares	Value	Earnings	Equity
Balance, December 31, 2018	11,034,000	$-	$(2,100)	$(2,100)

Net (loss)			(525)	(525)

March 31, 2019	11,034,000	$-	$(2,625)	$(2,625)

Net (loss)			(525)	(525)

June 30, 2019	11,034,000	$-	$(3,150)	$(3,150)

Balance, December 31, 2019	11,034,000	$-	$(13,075)	$(13,075)

Net (loss)			(2,142)	(2,142)

March 31, 2020	11,034,000	$-	$(15,217)	$(15,217)

Net (loss)			(22,465)	(22,465)

June 30, 2020	11,034,000	$-	$(37,682)	$(37,682)

The accompanying notes are an integral part of the financial statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(24,607)	$(1,050)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Accounts payable and accrued expenses	(5,575)	1,050
Net cash (used for) operating activities	(30,182)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	30,182	-
Net cash provided by financing activities	30,182	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PhoneBrasil International, Inc. f/k/a Utz Technologies, Inc. (the “Company”, or “PhoneBrasil”) was organized in New Jersey as Donald Utz Engineering, Inc. in 1991. In April of 1991, the Company changed its name to Utz Engineering, Inc. In March 2002, the Company changed its name to Utz Technologies, Inc. The Company changed its name to PhoneBrasil International, Inc. and further filed a Registration of Alternate Name in the State of New Jersey for the use of the name PhoneBrasil International, Inc. (“we” or the “Company”). We were a development stage company engaged in the telecommunications industry.

On April 20, 2007, with a new management team in place, the Board of Directors, in furtherance of its plan designed to grow the Company substantially, and materially change the business direction of the Company, took the following action:

1. Elected to divest the Company of it then-current business activities by selling, in consideration of the assumption of all indebtedness and relief of obligations under executory contracts, all of its business assets;

2. Agreed to acquire all of the capital shares of PhoneBrasil Telephonia Voipdigital, Inc., in exchange for 6,000,000 shares of the Company’s capital stock; and

3. Agreed, subject to Shareholder approval, to change the Company’s name to PhoneBrasil International Inc.

On April 30, 2007, The Board of Directors, realizing there were not sufficient shares authorized to be issued by the Company agreed, subject to Shareholder approval, to increase the amount of shares the Company is authorized to issue from 6,000,000 to 30,000,000.

On May 12, 2007, shareholders owning a majority of the issued and outstanding voting shares of the Company voted affirmatively to amend the Certificate of Incorporation of the Company in order to (a) increase the authorized shares the Company is allowed to issue from 6,000,000 to 30,000,000; and (b) to change the name of the Company from its present form to PhoneBrasil International, Inc. However, this was not properly filed with the State of New Jersey. Therefore, the Company submitted the Registration of Alternate Name in the State of New Jersey for the use of the name PhoneBrasil International, Inc. in May of 2020.

On February 14, 2020, the Superior Court of New Jersey Equity Division appointed Custodian Ventures, LLC as the custodian for PhoneBrasil International, Inc., f/k/a Utz Technologies, Inc., Civil Action No. C-2-20, finding that Custodian Ventures, LLC had exhausted all reasonable means of serving the Summons and Complaint in the action to the officers and directors of PhoneBrasil International, Inc., f/k/a Utz Technologies, Inc., and thereby deemed to have served the Summons and Complaint pursuant to Rule 4:4-4(b)(3) and the officers and directors failed to answer or respond in the time allotted by Rule 1:20-6.2. There was no opposition.

The increase in the shares the Company is authorized to issue was made because Management believed that it would better position the Company in its efforts to make acquisitions of viable business entities on a stock for stock basis.

The Board of Directors further believed it would benefit the shareholders to have a substantial number of unreserved shares available for issuance in order that adequate shares may be available for the possible business combination or an acquisition.

Based on information currently available the Company has never commenced operating activities.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2020, the Company had a working capital deficit of $37,682 and negative shareholders’ equity of $37,682.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2020, and December 31, 2019, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations

Stockholders’ Equity

The Company has authorized 30,000,000 shares of common stock. As of June 30, 2020, and December 31, 2019, respectively, there were 11,034,000 shares of Common Stock issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2020, and 2019.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. As of June 30, 2020, he had extended $37,682 in interest-free demand loans to the Company.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2019, through the date the financial statements were available to be issued, August 8, 2019, and has determined that there are no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “PhoneBrasil”,” the “Company,” “we,” “our” or “us” refer to PhoneBrasil. and unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Management’s Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;
●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2020, our financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Results of Operations during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019

We have not generated any revenues since inception. We had total operating expenses of $24,607 and $1,050, during the six months ended June 30, 2020, and June 30, 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2020, we had $-0- in cash. As of December 31, 2019, we had $-0- in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by David Lazar, our sole officer, and director, or an affiliated party.

During the next 12 months, we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	franchise fees, registered agent fees, legal fees, and accounting fees, and
●	investigating, analyzing, and consummating an acquisition or business combination.

We estimate that these costs will be in the range of five to six thousand dollars per year and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it can obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees, and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director. As of June 30, 2020, the Company had obtained loans totaling $37,682 from its shareholder, Custodian Ventures, LLC to funds its operations. The loans are interest-free and payable on demand.

GOING CONCERN

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on that evaluation, as of June 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

PhoneBrasil International

Dated: August 18, 2020	By:	/s/ David Lazar
David Lazar, Principal Executive Officer Principal Accounting Officer, Director, and Secretary