Form 10-Q
period 2020-09-30
PhoneBrasil Internetional Inc
filed 2020-10-08
CIK 1407573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________________.

Commission File Number 333-174581

Utz Technologies, Inc.(also known as PhoneBrasil International Inc.)

(Exact name of registrant as specified in its charter)

New Jersey	33-148545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

(Address of principal executive offices)

1-(310)-734-2626

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.000001	none

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

As of October 3, 2020, the Registrant had 29,034,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED BALANCE SHEETS

	September 30,	December 31,
	2020	2019

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$-	$5,575
Notes payable -related party	42,435	7,500
Total current liabilities	42,435	13,075
Total liabilities	42,435	13,075

Commitments and contingencies	-	-

Stockholders' Equity
Common stock, $0.000001 par value 30,000,000 shares authorized, 29,034,000 and 11,034,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	18	-
Paid in Capital	4,982
Retained earnings (Deficit)	(47,435)	(13,075)
Total Stockholders' (Deficit)	(42,435)	(13,075)
Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	9,753	7,275	34,360	8,325
Total operating expenses	9,753	7,275	34,360	8,325
(Loss) from operations	(9,753)	(7,275)	(34,360)	(8,325)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(9,753)	(7,275)	(34,360)	(8,325)
Tax Provision	-	-	-	-
Net (Loss)	$(9,753)	$(7,275)	(34,360)	(8,325)
			-
Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
			-
Weighted average number of shares outstanding	14,164,435	11,034,000	12,085,095	11,034,000

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Paid in	Retained	Total Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, December 31, 2018	11,034,000	$-	$-	$(2,100)	$(2,100)

Net loss				(525)	(525)

Balance March 31, 2019	11,034,000	$-	$-	$(2,625)	$(2,625)

Net loss				(525)	(525)

Balance, June 30, 2019	11,034,000	$-	$-	$(3,150)	$(3,150)

Net loss				(7,275)	(7,275.0)

Balance, September 30, 2019	11,034,000	$-	$-	$(10,425)	$(10,425)

Balance, December 31, 2019	11,034,000	$-	$-	$(13,075)	$(13,075)

Net loss				(2,142)	(2,142)

Balance, March 31, 2020	11,034,000	$-	$-	$(15,217)	$(15,217)

Net loss				(22,465)	(22,465)

Balance, June 30, 2020	11,034,000	$-	$-	$(37,682)	$(37,682)

Net loss				(9,753)	(9,753)

Common stock issued to reduce related party debt	18,000,000	18	4,982		5,000

Balance, September 30, 2020	29,034,000	$18	$4,982	$(47,435)	$(42,435)

The accompanying notes are an integral part of the financial statements.

PHONEBRASIL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(34,360)	$(8,325)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Accounts payable and accrued expenses	(5,575)	825
Net cash (used for) operating activities	(39,935)	(7,500)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	39,935	7,500
Net cash provided by financing activities	39,935	7,500

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investig and financing activities
Common stock issued to reduce notes payable related parties	$5,000	$-

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

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

On February 14, 2020, the Superior Court of New Jersey Equity Division appointed Custodian Ventures, LLC, any entity controlled by David Lazar as the custodian for PhoneBrasil International, Inc., f/k/a Utz Technologies, Inc., Civil Action No. C-2-20, finding that Custodian Ventures, LLC had exhausted all reasonable means of serving the Summons and Complaint in the action to the officers and directors of PhoneBrasil International, Inc., f/k/a Utz Technologies, Inc., and thereby deemed to have served the Summons and Complaint pursuant to Rule 4:4-4(b)(3) and the officers and directors failed to answer or respond in the time allotted by Rule 1:20-6.2. There was no opposition.

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

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2020, the Company had a working capital deficit of $42,435 and negative shareholders’ equity of $42,435.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2020, and December 31, 2019, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations

NOTE 3 – EQUITY

As of September 30, 2020, and December 31, 2019, respectively, there were 29,034,000 and 11,034,000 shares of Common Stock issued and outstanding, respectively.

The Company has authorized 30,000,000 shares of common stock. As a New Jersey corporation, the Company was entitled to issue common stock at no par value. Initially the 30,000,000 shares of common stock were authorized with no par value. During the three months ended September 30, 2020, the Company issued 18,000,000 shares of $0.00001 par value common stock to Custodian Ventures, LLC in return for a reduction of $5,000 of the interest-free demand loans issued to the Company by Custodian Ventures, LLC. Due to the thinly traded nature of the Company’s common stock trading under the “PHBR”, these shares were valued at $5,000 rather than the trading price of the Company’s common stock which was trading at a value of $0.0326 on the date the shares were issued.

The Company is currently in the process of converting 11,034,000 no par value common stock to the same $0.000001 par value as the issuance of the 18,000,000 shares noted above. The difference in par values had no impact on the Company’s financial statements as of September 30, 2020 and will have no impact prospectively on the Company’s financial statements once the conversion process is completed.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2020, and 2019.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. As of September 30, 2020, he had extended $47,435 in interest-free demand loans to the Company. This amount was reduced to $42,435 due to the issuance of 18,000,000 shares of common stock in return for a reduction of Custodian Ventures, LLC note balance. See Note 3. Equity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has evaluated subsequent events from September 30, 2019, through the date the financial statements were available to be issued and has determined that there are no items requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “PhoneBrasil”,” the “Company,” “we,” “our” or “us” refer to PhoneBrasil. and unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Management’s Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended September 30, 2020, our financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Results of Operations during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019

We have not generated any revenues since inception. We had total operating expenses of $34,360 and $8,325, during the nine months ended September 30, 2020, and September 30, 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of September 30, 2020, we had $-0- in cash. As of December 31, 2019, we had $-0- in cash.

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

We estimate that these costs will be in the range of five to nine thousand dollars per year and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it can obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees, and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director. As of September 30, 2020, the Company had obtained loans totaling $42,435, net from its shareholder, Custodian Ventures, LLC to fund its operations. The loans are interest-free and payable on demand.

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

Based on that evaluation, as of September 30, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2020, the Company issued 18,000,000 shares of its common stock to Custodian Ventures, LLC in return for a reduction of $5,000 in loan balance due by the Company to Custodian Ventures, LLC.

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

Utz Technologies, Inc.

Dated: October 8, 2020	By:	/s/ David Lazar
David Lazar, Principal Executive Officer Principal Accounting Officer, Director, and Secretary