Form 10-Q
period 2021-03-31
PhoneBrasil Internetional Inc
filed 2021-05-13
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

PHONEBRASIL INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

New Jersey

(State or other jurisdiction of incorporation)

33-148545

(IRS Employer Identification No.)

3001 PGA Boulevard

Suite 305

Palm Beach Gardens, FL 33410

Tel: (609) 433-6711

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 5, 2021
Common Stock, $0.000001	29,034,000

PHONEBRASIL INTERNATIONAL INC.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHONEBRASIL INTERNATIONAL, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes payable -related party	$13,650	$-
Total current liabilities	13,650	-
Total liabilities	13,650	-

Commitments and contingencies	-	-

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.000001, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	300	300
Common stock, $0.000001 par value 300,000,000, shares authorized, 29,034,000 and 29,034,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	18	18
Paid in Capital	277,043	277,043
Retained earnings (Deficit)	(291,011)	(277,361)
Total Stockholders’ (Deficit)	(13,650)	-
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	13,650	2,142
Total operating expenses	13,650	2,142
(Loss) from operations	(13,650)	(2,142)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(13,650)	(2,142)
Tax Provision	-	-
Net (Loss)	$(13,650)	$(2,142)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	29,034,000	11,034,000

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(13,650)	$(2,142)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities
Accounts payable and accrued expenses	-	2,119
Net cash (used for) operating activities	(13,650)	(23)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	13,650	23
Net cash provided by financing activities	13,650	23

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Retained	Stockholders’
	Shares	Value	Shares	Value	Captial	Earnings	Equity
Balance, December 31, 2019	-	$-	11,034,000	$-	$-	$(13,075)	$(13,075)

Net loss						(2,142)	(2,142)

Balance, March 31, 2020	-	$-	11,034,000	$-	$-	$(15,217)	$(15,217)

	Series A Convertible						Total
	Preferred Stock		Common Stock			Retained	Stockholders’
	Shares	Value	Shares	Value		Earnings	Equity
Balance, December 31, 2020	10,000,000	$300	29,034,000	$18	$277,043	$(277,361)	$-

Net loss						(13,650)	(13,650)

Balance, March 31, 2021	10,000,000	$300	29,034,000	$18	$277,043	$(291,011)	$(13,650)

The accompanying notes are an integral part of the financial statements.

PHONEBRASIL INTERNATIONAL, INC.

NOTES TO UNAUDUTED FINANCIAL STATEMENTS

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

1.Elected to divest the Company of its then-current business activities by selling, in consideration of the assumption of all indebtedness and relief of obligations under executory contracts, all of its business assets;

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on December 31, 2020, as presented in the Company’s Annual Report on Form 10-K filed on March 16, 2021 with the SEC.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2021, the Company had no cash and an accumulated deficit of $277,361.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans from related parties. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2021, and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2021 and December 31, 2020 the balances of notes payable related party were $13,650 and $-0- respectively.

These interest free demand loans were extended to the Company by DR Shell, an entity controlled by Ross DiMaggio, the CEO of the Company . As a result, Mr. Ross DiMaggio, the manager of DR Shell, acquired control of the Company.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 300,0000,000 shares of $0.000001 par value, common stock. As of March 31, 2021, and December 31, 2020, there were 29,034,000 shares of Common Stock issued and outstanding, respectively.

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

Preferred Stock

The Company has authorized 10,000,000 shares of Series A Preferred Stock at a par value of $0.000001. As of March 31, 2021, and December 31, 2020, there were 10,000,000 and -0- shares outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 30 to 1.

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

Change of Control

Effective December 9, 2020, DR Shell LLC, a Delaware limited liability company purchased from Custodian Ventures LLC, 18,000,000 shares of the common stock of the Company, representing approximately 62% of the outstanding Common Stock of the Company, and (ii) 10,000,000 shares of Series A Convertible Preferred Stock of the Company, for a total purchase price of $245,000 in cash.  This transaction had no impact on the Company’s financial statements.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2021 and 2020.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s future plans for the Company, our liquidity and ability to raise capital, our business strategy and our future operations. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

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

The Company currently has no operations and is seeking to acquire a new business in the United States. We do not generate revenues in the short-term due to the early-stage nature of our Company.

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –“Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Plan of Operation

The Company has no operations from a continuing business other than expenditures related to running the Company as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

During the remainder of the fiscal year ending December 31, 2021 we anticipate incurring costs in connection with investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the three months ended March 31, 2021, net cash flows used in operating activities was $(13,650). Net cash flows used in operating activities was $(2,142) for the three months ended March 31, 2020.

Cash Flows from Financing Activities:

For the three months ended March 31, 2021, we borrowed $13,650 from our principal shareholder. In the three months ended March 2020, we borrowed $23 from our former principal shareholder.

We have $-0- cash on hand as of May 6, 2021, and are dependent upon loans from our principal shareholder to remain operational.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020 for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Ross DiMaggio, who is presently serving as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or threatened legal actions against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Articles of Incorporation, as amended	10-12G	6/12/20	3.1
3.1(a)	Certificate of Designation for Series A Convertible Preferred Stock	10-K	3/16/21	3.1(a)
3.1(b)	Certificate of Correction filed January 27, 2021	10-K	3/16/21	3.1(b)
3.2	Amended and Restated Bylaws	10-12G	7/9/20	3.2
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONEBRASIL INTERNATIONAL INC.

Dated: May 13, 2021	By:	/s/ Ross DiMaggio
Ross DiMaggio
Chief Executive Officer
(Principal Executive Officer)