Form 10-Q
period 2021-06-30
PhoneBrasil Internetional Inc
filed 2021-08-11
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 10, 2021
Common Stock, $0.000001	29,034,000

PHONEBRASIL INTERNATIONAL INC.

i

PART I: FINANCIAL INFORMATION

PHONEBRASIL INTERNATIONAL, INC.

BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes payable - related party	$17,550	$-
Total Current Liabilities	17,550	-
Total Liabilities	17,550	-

Stockholders’ Deficit:
Series A Convertible Preferred Stock, $0.000001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	300	300
Common stock, $0.000001 par value 300,000,000, shares authorized, 29,034,000 shares issued and outstanding as of June 30, 2021 and December 31, 2019, respectively	18	18
Additional paid in capital	277,043	277,043
Accumulated deficit	(294,911)	(277,361)
Total Stockholders’ Deficit	(17,550)	-
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses
Administrative expense - related party	3,900	22,465	17,550	24,607
Total operating expenses	3,900	22,465	17,550	24,607

Operating loss	(3,900)	(22,465)	(17,550)	(24,607)

Other income (expense)
Other income (expense)	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$(3,900)	$(22,465)	$(17,550)	$(24,607)

Weighted average number of shares outstanding
Basic and diluted	11,034,000	11,034,000	29,034,000	11,034,000

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(17,550)	$(24,607)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	-	(5,575)
Net cash used in operating activities	(17,550)	(30,182)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
Proceeds from related party loans	17,550	30,182
Net cash provided by financing activities	17,550	30,182

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS DEFICIT

(unaudited)

	Preferred Stock-Series A Convertible		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, January 1, 2020	-	$-	11,034,000	$-	$-	$(13,075)	$(13,075)

Net loss						(2,142)	(2,142)
Balance, March 31, 2020	-	$-	11,034,000	$-	$-	$(15,217)	$(15,217)

Net loss						(22,465)	(22,465)
Balance, June 30, 2020	-	$-	11,034,000	$-	$-	$(37,682)	$(37,682)

	Preferred Stock-Series A Convertible		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, January 1, 2021	10,000,000	$300	29,034,000	$18	$277,043	$(277,361)	$-

Net loss						(13,650)	(13,650)
Balance, March 31, 2021	10,000,000	$300	29,034,000	$18	$277,043	$(291,011)	$(13,650)

Net loss						(3,900)	(3,900)
Balance, June 30, 2021	10,000,000	$300	29,034,000	$18	$277,043	$(294,911)	$(17,550)

The accompanying notes are an integral part of these unaudited financial statements.

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

On October 5, 2020, the Company issued 10,000,000 shares of Series A Preferred Stock to Custodian Ventures, LLC in return for a reduction of $10,000 of related party debt that had been extended to the Company.

Effective December 9, 2020, DR Shell LLC, a Delaware limited liability company (the “Buyer”) purchased from Custodian Ventures LLC, 18,000,000 shares of the common stock of the Company, representing approximately 62% of the outstanding Common Stock of the Company, and (ii) 10,000,000 shares of Convertible Preferred Stock of the Company, for a total purchase price of $245,000 in cash. The funds were provided by the Buyer’s members. The shares were acquired pursuant to a Stock Purchase Agreement, dated December 9, 2020 (the “SPA”), by and among the Seller, the Buyer, and David Lazar, then Chief Executive Officer of the Company and managing director of Custodian Ventures, LLC. Additionally, under the terms of the SPA, Mr. Lazar forgave $41,229 in related-party loans.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2021, the Company had no cash and an accumulated deficit of $(294,911).

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2021, and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2021 and December 31, 2020 the balances of notes payable related party were $17,550 and $-0- respectively.

These interest free demand loans were extended to the Company by DR Shell, an entity controlled by Ross DiMaggio, the CEO of the Company. As a result, Mr. Ross DiMaggio, the manager of DR Shell, acquired control of the Company.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 300,000,000 shares of $0.000001 par value, common stock. As of June 30, 2021, and December 31, 2020, there were 29,034,000 shares of Common Stock issued and outstanding, respectively.

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

Preferred Stock

The Company has authorized 10,000,000 shares of Convertible Preferred Stock (the “Preferred Stock”) at a par value of $0.000001. As of June 30, 2021, and December 31, 2020, there were 10,000,000 and -0- shares outstanding, respectively. Each share of the Preferred Stock convertible to common stock at a ratio of 30 to 1.

On October 5, 2020, the issued 10,000,000 shares of Preferred Stock to Custodian Ventures, LLC in return for a reduction of $10,000 of related party debt that had been extended to the Company. These shares were valued at $231,132.

The Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the respective Holders decide to convert all or such number of shares of Preferred Stock as each Holder shall determine.

The Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Corporation, (i) senior to all classes or series of the Corporation’s Common Stock and to all other equity securities issued by the Corporation other than equity securities referred to in clauses (ii) and (iii) of this Section 3; (ii) on parity with all equity securities issued by the Corporation with terms specifically providing that those equity securities rank on parity with the Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Corporation; (iii) junior to all equity securities issued by the Corporation with terms specifically providing that those equity securities rank senior to the Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Corporation; and (iv) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or Preferred Stock) of the Corporation and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others in) existing subsidiaries of the Corporation. The term “equity securities” shall not include convertible debt securities.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, the Holders of shares of Preferred Stock will be entitled to be paid out of the assets the Corporation has legally available for distribution to its shareholders, subject to the preferential rights of the holders of any class or series of capital stock of the Corporation it may issue ranking senior to the Preferred Stock with respect to the distribution of assets upon liquidation, dissolution or winding up, a liquidation preference plus an amount equal to any accumulated and unpaid dividends to, but not including, the date of payment, before any distribution of assets, is made to holders of Common Stock or any other class or series of capital stock of the Corporation that it may issue that ranks junior to the Preferred Stock as to liquidation rights. The liquidation preference shall be proportionately adjusted in the event of a stock split, stock combination, or similar event so that the aggregate liquidation preference allocable to all outstanding shares of Preferred Stock immediately prior to such event is the same immediately after giving effect to such event.

Change of Control

Effective December 9, 2020, DR Shell LLC, a Delaware limited liability company purchased from Custodian Ventures LLC, 18,000,000 shares of the common stock of the Company, representing approximately 62% of the outstanding Common Stock of the Company, and (ii) 10,000,000 shares of Preferred Stock of the Company, for a total purchase price of $245,000 in cash.  This transaction had no impact on the Company’s financial statements.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021 and 2020.

NOTE 6 – SUBSEQUENT EVENTS

On July 23, 2021, the Company obtained the written consent of DR Shell LLC, the holder of approximately 62% of the Company’s outstanding common stock, to (i) ratify and approve certain prior amendments to the Company’s Certificate of Incorporation filed with the New Jersey Secretary of State or the Department of the Treasury, as applicable, between March 1991 and September 30, 2020, and (ii) approve an Amended and Restated Certificate of Incorporation of the Company to, among other things, (A) increase the Company’s authorized common stock from 300,000,000 shares to 1,650,000,000 shares, (B) ratify to the extent necessary and give the required notice to non-consenting shareholders of the September 30, 2020 Restated Certificate of Incorporation and (C) clarify the ambiguities in the Certificate of Incorporation. The Company intends to file the Amended and Restated Certificate of Incorporation as soon as possible on or after August 26, 2021 which is more than 20 calendar days after the mailing of the Information Statement on Schedule 14-C describing the foregoing actions by the majority shareholder.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ability to close a reverse merger transaction, the possibility that we are unable to raise capital as and when needed, the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

The evaluation and selection of a business opportunity is a complex and uncertain process. As previously disclosed in the Company’s Current Report on Form 8-K filed on June 4, 2021, on May 28, 2021, the Company executed a binding amendment to a non-binding Letter of Intent dated March 8, 2021 (the “LOI”) by and among Mikab Corporation (“Mikab”), Novation Enterpises, LLC (“Novation”) and the Company, which LOI sets forth the preliminary understanding with respect to a proposed reverse merger in which Mikab Corporation acquires control of the Company after acquiring certain of the assets of Novation. This transaction has not closed and we have not executed any definitive agreement although we believe there is a meeting of minds on all material terms. If we acquire Mikab, its shareholders will acquire approximately 94.2% of our capital stock.

Mikab and Novation are each service companies engaged in the business of building a national infrastructure involving the installation of rural wireless telecommunication cables, upgrading wireless communications towers and going forward providing services to electronic vehicle (EV) charging stations.

Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives such as Mikab, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –“Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Plan of Operation

The Company has no operations from a continuing business other than expenditures related to running the Company as of the date of this report. If we are unable to acquire Mikab, we will again explore locating a suitable operating business. With the changes to SEC Rule 15c2-11 becoming effective in late September 2021, we will only be able to trade on the Pink Open Market for 18 months following the effective date of the new Rule. We expect that will create more competition for operating businesses and may make acquiring an operating business more difficult and more expensive.

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

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the six months ended June 30, 2021, net cash flows used in operating activities was $17,550. Net cash flows used in operating activities was $30,182 for the six months ended June 30, 2020.

Cash Flows from Financing Activities:

For the six months ended June 30, 2021, we borrowed $17,550 from our principal shareholder. In the six months ended June 30, 2020, we borrowed $30,182 from our former principal shareholder.

We have $-0- cash on hand as of August 1, 2021 and are dependent upon loans from our principal shareholder to remain operational.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise, and/or on one or more of the businesses we may acquire. Many government restrictions have been relaxed and the economy has continued to open in more jurisdictions. However, the emergence of new and transmittable variants of COVID-19 appears to have led to a resurgence of the virus, particularly in populations with low vaccination rates and has resulted in new restrictions in certain geographies and among certain businesses.   The long-term financial impact on us cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020 for more information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1	Articles of Incorporation, as amended	10-12G	6/12/20	3.1
3.1(a)	Certificate of Designation for Series A Convertible Preferred Stock	10-K	3/16/21	3.1(a)
3.1(b)	Certificate of Correction filed January 27, 2021	10-K	3/16/21	3.1(b)
3.2	Amended and Restated Bylaws	10-12G	7/9/20	3.2
10.1	Amendment to Letter of Intent dated May 28, 2021	8-K	6/4/21	10.1
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONEBRASIL INTERNATIONAL INC.

Dated: August 11, 2021	By:	/s/ Ross DiMaggio
Ross DiMaggio
Chief Executive Officer
(Principal Executive Officer)