Form 10-Q
period 2021-09-30
PhoneBrasil International Inc
filed 2021-11-22
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 000-56176

PhoneBrasil International, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	33-148545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Omaha Street Dumont, NJ	07628
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (201) 387-7700

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 19, 2021, the issuer had 29,034,000 shares of its common stock, $0.000001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

PHONEBRASIL INTERNATIONAL INC.

i

PART I: FINANCIAL INFORMATION

PHONEBRASIL INTERNATIONAL, INC. BALANCE SHEETS
(unaudited)

	As of September 30, 2021	As of December 31, 2020

ASSETS
Current Assets
Cash In Banks	$55,025	$863,812
Accounts Receivable - Net of Allowance	826,698	487,239
Prepaid	434,443	141,625
Total Current Assets	1,316,166	1,492,676

Fixed Assets
Fixed Assets - Cost	1,460,175	1,597,986
Less: Accumulated Depreciation	(1,347,261)	(1,460,125)
Fixed Assets - Book Value	112,914	137,861

Other Assets
Employee Incentive Mortgages	0	6,578

TOTAL ASSETS	$1,429,080	$1,637,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,406,577	$178,574
Loan Payable - Related Party	646,035	0
Total Current Liabilities	2,052,612	178,574

Other Liabilities
Loan Payable - Stockholder	464,078	464,078

Total Liabilities	2,516,690	642,652

Stockholders’ Equity
Preferred Stock, $0.000001 par value, 10,000,000 Shares authorized,
3,094,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	3	3

Common stock, $0.000001 par value, 1,650,000,000 Shares authorized,
29,034,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	29	29
Additional paid in capital	(208,312)	91,688
Accumulated deficit	(879,330)	902,743
Total Stockholders’ (Deficit) Equity	(1,087,610)	994,463

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,429,080	$1,637,115

The accompanying notes are an integral part of the financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$892,948	1,227,019	$3,742,883	$4,108,000

Operating Expenses

Cost of Goods Sold	825,502	722,940	2,715,972	2,773,559
Operating Expenses	969,936	267,231	1,829,051	919,581
Depreciation	8,315	6,903	24,946	20,709
Total Operating Expenses	1,803,753	997,074	4,569,970	3,713,849

Operating Income (Loss)	(910,805)	229,945	(827,086)	394,151
Interest Income	48	406	864	1,219
Gain on Sale of Assets			1,000	0

Income (Loss) from continuing operations before income taxes	(910,757)	230,351	(825,222)	395,370

Non-Recurring Income
(loss) on Deconsolidation	0	0	(43,473)	0
PPP Expense Reimbursement & Other Income	0	0	361,299	351,370

Net Income / (Loss)	$(910,757)	$230,351	$(507,396)	$746,740

Basic and Diluted earnings(loss) per common Share	$(0.03)	$0.02	$(0.02)	$0.06

Weighted Average number of common shares outstanding	29,034,000	14,164,435	29,034,000	12,085,095

The accompanying notes are an integral part of the financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS DEFICIT

(unaudited)

			Total	Common Stock		Preferred Stock				Total
	Capital Stock	Retained Earnings	Stockholders’ Equity	Shares	Amount	Shares	Amount	APIC	Accumulated RE	Equity (Deficit)
December 31, 2020, as originally reported	$91,720	$902,743	$994,463	-	$-	-	$-	-	$-	$-
Recapitalization MIKAB/PHBR	(91,720)	(902,743)	(994,463)	29,034,000	29	3,094,000	3	91,688	902,743	994,463
December 31, 2020, as recasted	$-	$-	$-	29,034,000	29	3,094,000	3	91,688	902,743	994,463

Cash distribution to members				-	-	-	-	-	(1,261,729)	(1,261,729)
Stockholder’s Life Insurance				-	-	-	-	-	(12,948)	(12,948)
Conversion of PhoneBrasil International Equity				-	-	-	-	(17,550)	-	(17,550)
Recapitalization Expenses				-	-	-	-	(282,450)	-	(282,450)
Net Income (Loss)				-	-	-	-	-	(507,396)	(507,396)

Balance as of 9/30/2021				29,034,000	29	3,094,000	3	(208,312)	(879,330)	(1,087,610)

The accompanying notes are an integral part of the financial statements.

PHONEBRASIL INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Income / (Loss) from continuing operations	$(868,695)	$746,740
Stock-based compensation	0	0
Adjustments to reconcile net operating income / (Loss) to net cash provided by operating activities:
Depreciation	24,946	20,709
Amortization of employee incentive mortgages	6,578	23,684
PPP Expense Reimbursement	361,299	351,370
(Increase) / Decrease in Net Accounts Receivable	(339,459)	185,954
(Increase) / Decrease in Other Assets	(292,821)	43,226
Increase / (Decrease) in Accounts Payable	1,228,007	(53,387)
Net cash provided by operating activities	119,855	1,318,296

Cash Flows from Investing Activities
Proceed from related party loans	0	39,935
Net cash (used) by investing activities	0	39,935

Cash Flows from Financing Activities
(Repayment) of Loan from Related Party	326,035	(55,000)
Premiums paid for stockholders’ life insurance	7,052	(34,563)
Distributions to stockholders	(1,261,729)	(133,308)
Net cash (used) / provided by financing activities	(928,642)	(222,871)

Net Increase in Cash and Cash Equivalents	(808,787)	1,135,360

Add: Cash and Cash Equivalents - Beginning	863,812	492,330

Cash and Cash Equivalents - Ending	$55,025	$1,627,690

Supplemental Disclosures:
Interest paid	$0	$0
Income taxes paid	$2,890	$1,500
Common Stock issued to reduce notes payable related parties	$0	$5,000

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

2.	Agreed to acquire all the capital shares of PhoneBrasil Telephonia Voipdigital, Inc., in exchange for 6,000,000 shares of the Company’s capital stock: and

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

On August 12, 2021, The Company executed a Share Exchange Agreement with MIKAB Corporation (MIKAB). The Company exchanged 94.2% of the outstanding PhoneBrasil Common Stock for the capital stock of MIKAB. The exchange did not include two immaterial subsidiaries previously consolidated with MIKAB.

MIKAB provides specialty contracting services to market participants in the telecommunications and clean energy industries and infrastructure build throughout the United States. A proportion of our workforce is staffed through a unique in-house program through which we hire and train military veterans to provide construction and maintenance services to our customers. We also hire employees with skill and experience in our fields and use third party independent contractors for our operations.

On September 13, 2021 The Company increased it’s authorized common stock to 1,650,000,000. On September 24, 2021 the company designated 3,094,600 shares of Preferred Stock as Series A Convertible Preferred Stock.

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

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of August 12, 2021 with MIKAB and its stockholders. On August 12, 2021, the Company completed the acquisition of all of the issued and outstanding stock of MIKAB and MIKAB became a wholly owned subsidiary of the Company. At the closing the Company delivered to the sellers a 94.6% of the Equity of The Company. Under guidance of ASU 805-10-55-11 thru 15 MIKAB has been identified as the acquirer for accounting purposes.

From an accounting perspective, the financial statements of the combined entity represent a continuation of the financial statements of the accounting acquirer/legal acquiree. As such, the historical cost bases of assets and liabilities of the acquiring entity (the accounting acquirer/legal acquiree) are maintained in the consolidated financial statements of the merged company and the assets and liabilities (if any) of the acquired entity (the legal acquirer) are accounted for under the acquisition method. Results of operations of the acquired entity (the legal acquirer) are included in the financial statements of the combined company only from the acquisition date.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2021, and December 31, 2020, the Company’s cash equivalents totaled $55,025 and $789,497 respectively.

Accounts Receivable and Allowance for Uncollected Amounts

Accounts receivable are stated at their full collectible value less an allowance for doubtful accounts for any receivables over six months old from the balance sheet date. The company reviews all receivables prior to the year end and all uncollectible amounts are written off against income. The company expects to collect all the receivables shown on the balances sheet.

	September 30, 2021	December 31, 2020

Accounts Receivable – Total	$840,998	$501,538
Less: Allowance for Doubtful Accounts	(14,300)	(14,300)
Accounts Receivable – Net	826,698	487,238

Revenue Recognition

The Corporation adopted Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Corporation to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Corporation applied prior to the adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity in 2019.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied, and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Corporation expects to be entitled to receive in exchange for goods or services.

Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Corporation determines are within the scope of ASC 606, the Corporation performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Corporation satisfies each performance obligation.

Customers are billed as work is completed and accepted. Extended contracts are billed in segments as completed. The amount of unbilled work in process at the end of a period is immaterial to the financial statements taken as a whole. If a contract has been completed and accepted but not billed at the end of the year, the contract price is accrued as sales in the year completed.

Depreciation

Fixed assets are carried at cost. Depreciation of the fixed assets is calculated on the straight-line method over estimated useful lives of 5-15 years.

Fixed Assets	September 30, 2021	December 31, 2020
Trucks and Automobiles	$785,332	$785,332
Equipment	293,543	293,543
Improvements	381,300	381,300
Total Cost	1,460,175	1,460,175
Less: Accumulated Depreciation	(1,347,261)	(1,332,314)
Fixed Assets – Book Value	112,914	137,861

Income Tax Status

Effective January 1, 1981, the Company elected with the consent of its stockholders, to be taxed under the provisions of subchapter S of the Internal Revenue Code. Under these provisions, the Company does not pay Federal corporate income tax on its income. Instead, the stockholders are liable for individual Federal income tax on the Company’s taxable income. For tax purposes, income is reported using the income tax basis of accounting.

The same election was made for the State of New Jersey as of January 1, 1995. However, there are minimum taxes due to New Jersey based on the amount of the Company’s revenues. Any tax paid is reported as an expense under Other Operating Expenses.

As a result of the stock transactions on August 12, 2021, the company’s Subchapter S election has been terminated. As of that date forward the company will be treated as a taxable C corporation. Separate short year tax returns for S and C Corporations will be required to be filed for 2021.

Major Customers

The Company had four major customers that accounted for 77% of its total sales for the nine months ended September 30, 2021. Three major customers accounted for 84% of the company’s total sales for the Nine months ended September 30, 2020.

Principles of Consolidation

The consolidated financial statements include two other related entities controlled by the Company, MIKAB Corporation and Americrew CE Services, LLC. These companies are the operating units of the Company and generate all of the revenues for the Company. Americrew CE Services, LLC was formed on March 29, 2021 as a subsidiary of MIKAB, it is currently listed as a Delaware LLC as a subsidiary of The Company. All intercompany transactions are eliminated in consolidation.

New Accounting Standards (Pending Adoption)

Leases (ASU 2016-02) In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee’s right to use, or control the use of, a specified asset for the lease term. As Mikab was a non-public entity, this standard is effective for the Company’s annual reporting period beginning after Dec 15, 2021 enacted through ASU 2016-02. The new standard requires a modified retrospective basis. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but is not expected to have a material effect on the Company’s results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company’s consolidated financial statements.

NOTE 2 – Uninsured Cash Balances

The Company maintains demand deposit checking accounts and a money market account at Chase Commercial and TD Bank. At times during the year, the Company’s cash balance exceeded the FDIC and SPIC insured limits.

NOTE 3 – Non-Recurring Item

As a result of the Corona 19 Virus pandemic, the Company was able to obtain Paycheck Protection Program loans described in the CARES Act in the amount of $351,370 for payroll and other expense reimbursement in 2021 and 2020. Both loans were completely forgiven in 2021. As a result, the full amounts are shown as non-recurring income for expense reimbursement on the Statements of Income and Retained Earnings.

NOTE 4 – Related Party Transactions

Some of the owners of the Company own stock in entities which sell goods and services and lease premises to the Company. These are done as arms length transactions and are as follows for the nine months September 2021 and year ended 2020:

Entity	Product	2021	2020
New Jersey Tower Service Inc	Services	$33,767	$121,173
Mikab Equipment Sales Inc	Equipment	23,836	0
29 Aladdin Avenue Realty LLC	Premises Lease	27,900	48,000
75 Second Street Realty LLC	Premises Lease	10,800	9,000
Mikab Realty LLC	Premises Lease	10,800	10,800
Mikab Properties LLC	Premises Lease	80,978	72,900
RR Power Leasing LLC	Equipment	41,400	0
Novation Enterprises	Services & Workforce Dev	548,373	0

NOTE 5 – Leasing Arrangements

The Company leases a commercial building under a twenty-year lease beginning October 1, 2009 and ending September 30, 2029, payable in monthly installments of $8,998 from Mikab Properties (a related party as described in Note 3). The Company is required to carry insurance and pay for all needed repairs, maintenance and real estate taxes. The rental amount has been reduced in the last three years to $96,000 in 2020 and $87,000 in 2019 by agreement between the parties.

There were oral month-to-month agreements for the three other premises the Company leases prior to 2021. Beginning in 2021, these three premises are under five-year lease agreements payable in monthly installments of $3,100 to 29 Aladdin Avenue Realty LLC, $1,200 to 75 Second Street Realty LLC and $1,200 to Mikab Realty LLC. Each has a 3% annual increase for the term of the leases.

NOTE 6 – Employee Incentive Mortgages

Several key employees have been given mortgages in the amount of $75,000. These mortgages are being amortized over a nineteen-year period. Some adjustments have been made with specific employees due to unforeseen circumstances. Each of these employees receives a Form 1099 from the Company for their share of the annual mortgage amortization. The unamortized balances of the mortgages are $0 and $6,578 on September 30, 2021 and December 31, 2020 as shown under other assets on the balance sheet.

NOTE 7 – Stockholders’ Life Insurance

The Company has purchased insurance on the lives of certain stockholders. The Company is both the owner and beneficiary of these policies. The purpose of these policies is to buy back the shares of the stockholder in the event of their death.

The Company also provides whole life insurance to several of the key employees who have been given incentive mortgages as described in Note 6.

NOTE 8 – Retirement Plans

The Company maintains a 401-K retirement plan and a discretionary profit-sharing plan for all qualified employees. There are no significant unfunded liabilities at the September 30, 2021 and 2020. The Company’s retirement plan contributions were $8,876 for 2021 and $92,576 for 2020.

NOTE 9 – Accounting for Uncertain Tax Positions

The Company evaluates all significant tax positions. As of December 31, 2020, the Company does not believe that it has any significant tax positions that would result in additional tax liability to the stockholders of the Company nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

The Company’s income tax returns are subject to examination by appropriate taxing authorities. As of December 31, 2020, the Company’s federal and state income tax returns generally remain open for the last three years.

NOTE 10 – Fair Market Value (FMV)

The carrying amounts reflected in the balance sheet for cash and cash equivalents approximate their respective fair values due to the short maturities of those instruments.

These financial statements are required to disclose the methods used to determine the fair value of financial assets and liabilities based on a hierarchy of three levels of input.

Level 1 inputs are based on unadjusted market prices within active markets.

Level 2 inputs are based on quoted prices for similar assets and liabilities in active or inactive markets.

Level 3 inputs would be primarily valued using management assumptions about the assumptions market participants would utilize in pricing the asset or liability. The company has no financial assets or liabilities requiring fair valuation. The bridge loans carry warrants, however they are immaterial in terms of valuation.

NOTE 11 - Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common equivalents outstanding.

NOTE 12 – Loan Payable Related Party

As of September 30, 2021 and December 31, 2020 the balances of notes payable related party were $646,035 and $-0- respectively. Inclusive of Bridge loans ($480,000), Short term loans ($150,000) and accrued interest ($16,035). Bridge Loans bear an annualized of interest rate of 12% through September 1 and 15% thereafter as well as 20% cash on cash Warrant exposure. Warrant exposure is deemed to be immaterial as of September 30, 2021. The Company intends to conduct a Warrant valuation study prior to yearend and will adjust its intangible assets pursuant to the final valuation report.

NOTE 13 – Loan Payable Stockholder

As of September 30, 2021 and December 31, 2020 the balances of loan payable stockholder were $464,078 and $464,078 respectively. The loan bears no interest until maturity January 1, 2025. Interest after maturity is 10% per annum until fully repaid.

NOTE 14 – EQUITY

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

NOTE 15 – SUBSEQUENT EVENTS

On October 5 2021, PhoneBrasil International, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with two investors (the “Purchasers”) for an aggregate of $150,000 gross proceeds in which it offered and sold Secured Convertible Promissory Notes (the “Note”) and five-year warrants to purchase shares of common stock, par value $0.000001 per share of the Company at an exercise price of $1.9032 per share (the “Warrant”) pursuant to the terms and conditions of the SPA and secured by a Security Agreement. The proceeds shall be used for working capital.

The Notes are due October 5, 2023. The Notes bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Notes are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $1.9032 per share, subject to certain adjustments. Furthermore, at any time after the 12 month anniversary of the date of issuance of the Notes, the Company may, after written notice to the Purchaser, redeem all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 110% of the then outstanding principal amount of the Note, accrued but unpaid interest and all liquidated damages and other amounts due in respect of the Note (if any).

The Warrants are exercisable for five-years from October 5, 2021 at an exercise price of $1.9032 per share, subject to certain adjustments.

The Company’s obligations under the SPA and the Notes are secured by a first priority lien on all of the assets of the Company and its wholly owned subsidiaries pursuant to a Security Agreement, dated October 5, 2021 (the “Security Agreement”) by and among the Company, its wholly-owned subsidiaries, Mikab Corporation and AmeriCrew Holdings LLC, the Purchasers, and Westpark Capital Inc., as agent for the secured parties. The Company’s obligations under the Notes are secured by the Company’s subsidiaries.

Pursuant to the SPA, the Company and its wholly owned subsidiaries, entered into a Guaranty Agreement, dated October 5, 2021 (the “Guaranty Agreement”) by and among the Company, Mikab Corporation, AmeriCrew Holdings, LLC and the Purchasers. Each Guarantor has guaranteed to the Purchasers the payment of the Notes.

In additional, pursuant to the SPA, the Company entered into a Registration Rights Agreement dated October 5, 2021, by and between the Company and the Purchasers, in which the Company has agreed to file a Registration Statement on Form S-1 with the SEC within 30 days of the termination of the Note offering.

Westpark Capital, LLC (the “Placement Agent”) served as placement agent under the private placement and will receive a cash commission in the amount of 9% of the gross proceeds sold. The Company also agreed to pay the Placement Agent a non-refundable cash retainer of $50,000. In addition, we have agreed to pay the Placement Agent’s legal fees of which $15,000 has been paid. Furthermore, the Placement Agent will be entitled to receive five-year warrants (the “Placement Agent Warrants”) to purchase such number of shares of common stock as are equal to 9% of the aggregate number of shares of common stock underlying the Notes contained in the Notes and Warrants sold. The Placement Agent Warrants will have an exercise price of 110% of the applicable Warrant exercise price.

The offer and sale of the Notes and Warrants pursuant to the SPA and the Placement Agent Warrants have not been or will not be registered under the Securities Act of 1933 and are exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(c) promulgated thereunder.

On October 14, 2021, PhoneBrasil International, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with three accredited investors (the “Purchasers”) in connection with the sale of an additional aggregate of $475,000 principal amount 8% Secured Convertible Promissory Notes (the “Notes”) and five-year warrants to purchase shares of common stock at an exercise price of $1.9032 per share (the “Warrants”). The proceeds shall be used for working capital.

The terms of the SPA, Notes and Warrants, and related Security Agreement, Guaranty Agreement and Registration Rights Agreement were previously disclosed on Form 8-K filed on October 12, 2021.

As previously disclosed, Westpark Capital, LLC (the “Placement Agent”) served as placement agent under the private placement and will receive a cash commission in the amount of 9% of the gross proceeds sold. Furthermore, the Placement Agent will be entitled to receive five-year warrants (the “Placement Agent Warrants”) to purchase such number of shares of common stock as are equal to 9% of the aggregate number of shares of common stock underlying the Notes. The Placement Agent Warrants will have an exercise price of 100% of the applicable Warrant exercise price.

The issuances of the Notes and the Warrants are exempt from registration under Section 4(a)(2) and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission under of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering.

On Monday, November 16, 2021 the Company filed a Second Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) with the New Jersey Secretary of State pursuant to the New Jersey Business Corporation Act (the “NJBCA”). The Amendment makes the following changes:

1.	Change the name of the Company to Americrew, Inc.

2.	Section 5(a) of the Amended and Restated Certificate of Incorporation is amended to read in its entirety as follows:

5. (a) The total number of shares of stock of all classes and series the Corporation shall have authority to issue is 85,000,000 shares consisting of (i) 75,000,000 shares of Common Stock, par value $0.001, and (ii) 10,000,000 shares of Preferred Stock, par value $0.001.

3.	Each 100 shares of Common Stock issued and outstanding or held by the Company in treasury stock immediately prior to the Effective Time shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one share of Common Stock (the “Reverse Stock Split”). No fractional shares shall be issued in connection with the Reverse Stock Split. All fractional shares resulting from the Reverse Stock Split shall be rounded up to the nearest whole share.

The above changes are currently being reviewed by FINRA for approval.

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

Plan of Operation

On August 12, 2021, PhoneBrasil merged with MIKAB and will change its name to AmeriCrew Inc. on or before November 30, 2021. The company will focus on hiring and training Military Veterans, to install fiber, microwave equipment and electronic vehicle charging stations throughout the United States. Mikab, the predecessor company, has more than 50 years of experience in this industry and has a diverse client base including Fortune 500 companies that will be needing these types of services for many years to come. The current management team of the company includes four Executives that have more than 100 years of experience in this area.

The Company is hopeful that it will be able to raise additional capital to grow the business organically as well as through acquisitions. It should be noted that with the changes to SEC Rule 15c2-11 becoming effective in late September 2021, we will only be able to trade on the OTC Pink Market for 12 months following the effective date of the new Rule. We expect that will create more competition for operating businesses and may make acquiring an operating business more difficult.

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

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the nine months ended September 30, 2021, net cash flows used in operating activities was $168,941. Net cash flows generated by operating activities was $1,282,641 for the nine months ended September 30, 2020. Cash Flows from Financing Activities:

For the nine months ended September 30, 2021, we borrowed $642,317 from our principal shareholders and related parties. In the nine months ended September 30, 2020, we repaid $55,000 of loans to our former principal shareholder.

The Company has $356,449 cash on hand as of November 10, 2021 and is dependent on the fundraising SPA and the Placement Agreement with Westpark Capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Kelley Dunne, who is presently serving as our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to 8-K filed October 4, 2021 and October 20, 2021

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to 8-K filed October 4, 2021 and October 20, 2021

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 19, 2021 the Board of Directors appointed Ross Dimaggio to the Office of Chief Financial Officer replacing Keith Eckert.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-12G	6/12/20	3.1
3.1(a)	Certificate of Designation for Series A Convertible Preferred Stock	10-K	3/16/21	3.1(a)
3.1(b)	Certificate of Correction filed January 27, 2021	10-K	3/16/21	3.1(b)
3.1(c)	Amended and Restated Certificate of Incorporation filed September 13, 2021	8-K	10/4/21	3.1
3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed September 24, 2021	8-K	10/4/21	3.2
3.2	Amended and Restated Bylaws	8-K	9/10/21	3.1
10.1	Amendment to Letter of Intent dated May 28, 2021	8-K	6/4/21	10.1
10.2	Stock Purchase Agreement dated December 7, 2020	10-K	3/16/21	10.1
10.3	Letter Agreement dated December 9, 2020	10-K	3/16/21	10.2
10.4	Form of Share Exchange Agreement dated August 12, 2021+	8-K	8/12/21	10.1
10.5	Securities Purchase Agreement	8-K	10/12/21	10.1
10.6	Form of Secured Convertible Promissory Note	8-K	10/12/21	10.2
10.7	Form of Warrant	8-K	10/12/21	10.3
10.8	Form of Security Agreement	8-K	10/12/21	10.4
10.9	Form of Guaranty Agreement	8-K	10/12/21	10.5
10.10	Form of Registration Rights Agreement	8-K	10/12/21	10.6
14.1	Code of Ethics	8-K	9/10/21	14.1
31.1	Certification of Principal Executive Officer				Filed
31.2	Certification of Principal Financial Officer				Filed
32.1	Certifications pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Furnished*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2021	PHONEBRASIL INTERNATIONAL INC.

	By:	/s/ Kelley Dunne
Kelley Dunne
Chief Executive Officer (Principal Executive Officer)