Form 10-K
period 2021-12-31
AmeriCrew Inc.
filed 2022-04-15
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-56176

Americrew Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2551989
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21 Omaha Street, Dumont, NJ 07628

(Address of principal executive offices, Zip Code)

201-387-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $1,377,043.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our business opportunities, expectations including our goal to train veterans in 2022 and entrance into the clean energy sector, and liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties including those summarized below which are more fully discussed under the heading “Risk Factors” within Part I, Item 1A of this Report, and other documents we file from time-to-time with the Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We need substantial additional capital to fund our operations and growth efforts, and we may be unable to obtain such financing as and when needed, on terms favorable to us or at all;

●	As of the date of this Report, we have a total of $3,856,727 of outstanding indebtedness, including $907,649 owed mostly to insiders of which $256,000 is past due, $351,649 comes due on July 31, 2022 and $300,000 comes due in December 2022, and $2,485,000 under the Notes which comes due in 2023, and any default by us could materially adversely affect your investment in us;

ii

●	We have in the past and may in the future raise capital through the sale of our Notes and Warrants which may have a dilutive effect on our existing stockholders;

●	Because we require additional capital to execute our business plan and expand our operations, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects;

●	The Company has a limited operating history since it ceased being a shell in August 2021, which makes it difficult to forecast our future results, making any investment in us highly speculative;

●	A large majority of our revenue comes from a small number of customers which subjects us to the risk of lack of diversification;

●	We derive a significant portion of our revenues from master service agreements that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all;

●	We have not generated any revenue from our electric vehicle (“EV”) charging station operations as of the date of this Report, and we may be unable to realize a return on our investment into entering the EV industry due to uncertainties beyond our control;

●	Our business is subject to operational hazards and regulations that can result in significant liabilities, and we may not be insured against all potential liabilities;

●	If we cannot manage our growth effectively, our results of operations would be materially and adversely affected;

●	Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth;

●	We are highly dependent on certain of our executive officers, and the loss of them or a failure to attract and retain key personnel could materially harm our business;

●	We and our customers in the telecommunications and clean energy industries are subject to the possibility of consolidation and rapid technological and regulatory change which could adversely affect our financial condition or prospects;

●	We are subject to risks arising from adverse economic developments such as supply chain disruptions and inflation, which are particularly harmful to our fixed price contracts and time-sensitive projects;

●	The specialty contracting services industry in which we operate is highly competitive; and

●	We may underestimate our costs or staffing needs or the duration of time required for one or more contracts, which could hinder our ability to realize profits or harm our work product and reputation.

iii

PART I

ITEM 1. BUSINESS

Corporate History

Prior to the closing of our acquisition of Mikab Corp. (“Mikab”) on August 12, 2021 (the “Acquisition”), AmeriCrew Inc. (the “Company”) was a shell company with nominal assets and liabilities. As a result of the Acquisition, the Company operates as a telecommunications and energy infrastructure service provider with a focus on training and employing military veterans to assist customers with their construction and maintenance needs.

The Company is a Delaware corporation organized on October 26, 2021. Effective December 13, 2021, our predecessor, Americrew Inc., a New Jersey corporation was merged into us and the Delaware corporation was the survivor. Mikab was incorporated in the State of New Jersey in 1971. The Company and Mikab share offices located at 21 Omaha Street, Dumont, NJ 07628. Mikab also has a warehouse located at 29 Aladdin Ave Dumont, NJ 07628. The Company also has a smaller office located in Fairfax, VA where its Chief Executive Officer is based.

Our Business

The Company provides specialty contracting services to market participants in the telecommunications and clean energy industries and infrastructure build throughout the United States. A proportion of our workforce is staffed through a unique in-house program through which we hire and train military veterans to provide construction and maintenance services to our customers. We also hire employees with skill and experience in our fields and use third party independent contractors for our operations.

Our business consists of the following: fiber construction and 5G wireless construction, which are collectively grouped into the broader category of telecommunications infrastructure and consist of construction and maintenance and related services with respect to fiber optic cables, wireless cell towers and 5G small and macro cells, site planning and installation and related services for clean energy systems, with an initial focus on EV charging stations, and workforce development with respect to our unique in-house training program to support the services we provide.

The Opportunity

Advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. The amount of network data traffic is experiencing significant and accelerating levels of growth from increased usage and sophistication of mobile devices, advancements in the “Internet of Things (IoT)” technology and an increase in the use of mobile and remote technologies in response to the COVID-19 pandemic, which has accelerated trends that were already underway prior to the pandemic. Increased data usage is expected to significantly increase data traffic, resulting in the need for new and upgraded networks.

Telecommunications companies are expected to play a large role in shaping the future as next generation 5G wireless technology gains traction among both businesses and consumers. The next generation of wireless and fixed wireless network capacity uses 5G technology which is expected to provide a platform for the IoT, which can in turn be applied to a variety of functions and business and governmental applications such as mechanical automation, healthcare, education, and public safety.

In response to these growing opportunities, telecommunications service providers are expanding and improving upon current wireless and wireline/fiber communications network capacity, while also engaging in build-outs of 5G infrastructure. Additionally, changes in telecommunications service providers, such as T-Mobile’s acquisition of Sprint, are further accelerating the build-out of 5G infrastructure. We believe that nationwide 5G tower deployments, along with the deployment of small/micro cells and fiber network expansion by major carriers in support of 5G will lead to significant demand for 5G telecommunications infrastructure in the years to come.

The public sector has also responded to 5G and the growing demand and utility of telecommunications technology by directing funds towards continued infrastructure growth. In November 2021 President Biden signed the Infrastructure Investment and Jobs Act, which provides for the deployment of approximately $65 billion in federal funding for broadband expansion and improvement projects, became law. This new federal spending package is expected to increase the demand for services within our industry.

In January 2020, the Federal Communications Commission (the “FCC”) announced its Rural Digital Opportunity Fund (“RDOF”). RDOF will make over $20 billion in funding available over the next 10 years to build and connect gigabit broadband speeds in unserved rural areas, thereby connecting millions more American homes and businesses to digital opportunity. In August 2020, the United States Court of Appeals for the Ninth Circuit upheld the FCC’s initiatives to speed deployment of 5G technology in the United States through the Facilitate America’s Superiority in 5G Technology, or “FAST” Plan. The FAST Plan is designed to make more spectrum available to the market and encourage implementation of and investment in 5G technology across the United States by modernizing regulations and updating infrastructure policy. Additionally, in October 2020, the FCC established the 5G Fund for Rural America, which will provide up to $9 billion in funding over the next 10 years to bring 5G wireless broadband connectivity to rural America. Additionally we intend to participate in and generate revenue from the expected multi-year broad opportunities in the telecommunications market as described above. This is expected to entail servicing our existing and new customers in the private sector as well as serving the federal, state and local governments as a prime and subcontractor. However, there are numerous risks and uncertainties with respect to the industry and these recent developments, including those described under “Risk Factors” beginning on page 13.

Telecommunications

As of the date of this Report, our telecommunications infrastructure, or telecom, operations comprise a majority of our operations. We supply telecommunications providers with a number of specialty services, including underground cable installation, fiber and wireless construction including cables, small cell, macro cell, and tower construction. We also provide maintenance, inspection, and enhancement services for telecommunications providers’ above-ground infrastructure. Examples of structures we assist with include monopoles, lines, antenna, foundations and microwave technology infrastructure. Further, we assist customers with electrical and building permit application preparation, submission and completion in connection with the foregoing projects.

We provide telecommunications infrastructure installation, maintenance and removal services for sites in connection with the cellular wireless, broadcast (AM & FM) radio, and original equipment manufacturing sectors. We typically enter into a master services agreement with a customer under which we are subsequently given work orders for specific projects. In connection with a construction project, a customer will provide us with engineering design drawings and specifications which we use to build the site. We also provide ancillary services for existing and newly constructed above-ground sites, such as maintenance, inspection, and enhancement services for communications structures such as self-supporting towers, guyed towers, monopoles, and other unique structures used to support wireless equipment. Below ground, we provide installation services for fiber optic cables. Because of access difficulties, we generally do not provide maintenance or inspection services for below-ground infrastructure such as fiber optic cables.

As wireless telecommunications technologies continue to shift to 5G, a nationwide trend towards installing equipment and sites in an increasing number of locations across the country is underway, and as a result we are currently heavily engaged in upgrading 3G and 4G cell sites to add 5G capacity. Additionally, a general trend towards faster, more reliable and more widely accessible telecommunications services, including from both wireless and fiber technologies, is also in progress. By cooperating with partners in the industry, we assist customers in expanding and improving their networks, making fast wireless services available to a greater proportion of the population. This includes aiding private customers seeking to expand their network scope and quality and facilitating government-subsidized growth aimed at enabling a greater number of Americans to have access to high-speed internet and phone services, as more fully described below.

In our telecommunications operations, we generally perform approximately 12-15 projects per month, the vast majority of which are located in New Jersey and Eastern Pennsylvania. We perform work for major wireless carriers and cell tower companies.

Clean Energy

Our operations in the clean energy sector are currently in their infancy and to-date have only accounted for a nominal portion of our total revenue from operations. Presently, our clean energy operations entail site surveying and preparation to assist customers with identifying viable locations to install electronic vehicle (EV) charging infrastructure. We enter into agreements with these customers which provide us with payment of $5,000 - $7,000 per site, and also provide us with a right of first refusal to perform the installation work in the event that a customer elects to proceed with building the charging station(s) at that site.

While site build outs have been delayed due in part to uncertainty concerning short-term government funding for clean energy initiatives such as EV infrastructure, as and when customers receive the necessary funding and move forward with site buildouts, our EV operations are expected to expand to working with strategic partners to establish and expand the charging sites. We also intend to assist with the planning and installation of solar panels and related systems to generate solar-powered clean energy, although we have not commenced any such operations as of the date of this Report. In addition, we intend to provide maintenance services for new and existing EV charge sites and solar energy systems. We do not expect our clean energy operations to constitute a material portion of our overall revenue in 2022, and any revenue we do generate from our clean energy operations in our early years in the space is expected to be primarily attributable to EV charge site installations.

Business Strategy

Our strategy is to work with strategic partners to benefit from increased demand for network bandwidth in the United States from both private and public market participants and stakeholders. Developments in consumer and business applications within the telecommunications industry increase demand for greater wireline and wireless network capacity and reliability. Telecommunications network operators are increasingly deploying fiber optic cable and wireless technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy movements.

For example, the federal government continues to invest in telecommunications infrastructure. The FCC has taken steps to expedite and expand the availability of communications technologies across the country, citing in part the digital divide made apparent by the COVID-19 pandemic and a nationwide shift to remote work as a result. Specifically, rural areas appear to be in greater need of access to digital telecommunications capabilities than the nation’s private and public infrastructure currently allow for. Private sector participants are also constantly attempting to grow and upgrade their networks and develop next generation mobile solutions in response to the significant demand for wireless broadband, driven by the wide use of smart phones, mobile data devices and other technological advances. See “Industries and Current Trends” for more information.

In the clean energy arena, we intend to capitalize on the increasing demand for energy solutions which are better for the environment than traditional sources of energy such as oil and gas. By training, deploying and growing our current labor force and their skillsets in infrastructure services, we intend to help EV, solar and other clean energy technologies expand their reach. As these technologies grow in availability and popularity, we hope to also increase our market share in the clean energy space by teaming with other businesses with experience and relationships with clean energy product manufacturers and providers, helping with the planning, installation and maintenance of source sites.

Labor Force and Veteran Workforce Program

We presently have 57 employees and five independent contractors. In addition to hiring previously educated and/or trained individuals from the labor market, we engage in a program with government and private partners through which we hire, train and employ military veterans to help us build telecommunications infrastructure for our customers (the “Veteran Workforce Program”). This program allows us to source labor and maintain a competitive advantage during national or regional labor shortages, while also providing career paths to those who have served our country. As of the date of this Report, approximately 47% of our workforce, consisting of 28 employees and one independent contractor, has been sourced from our Veteran Workforce Program.

We also contract with independent contractors to manage fluctuations in work volumes and to reduce the amount we expend on fixed assets and working capital. These independent contractors are often small, privately owned companies that provide their own employees, vehicles, tools and insurance coverage. While no individual independent contractor is significant to the Company, as a whole independent contractors constitute a significant portion of our workforce at any given time.

Beginning in April 2021, we contracted with Novation, a related party, to manage our Veteran Workforce Program. Novation provided us with (i) oversight and management services for our workforce development programs and training services, (ii) software development services, (iii) project management services, and (vi) other administrative and back office services in exchange for a monthly fee of $140,000. In addition to the flat fee, Novation also received 10% of all revenue generated from the work force training classes operated by Novation on our behalf, and we retained the balance. As of the date of this Report, the agreement with Novation has terminated and the Company is negotiating a potential new arrangement. Mr. P. Kelley Dunne, our Chief Executive Officer, is the sole member of Novation. See “Item 13. – Certain Relationships and Related Transactions, and Director Independence.”

Training Program Update

In 2021, we trained 110 veterans, almost all of whom have been employed either by us or by our large customers. Training revenue was $370,000 for the four and one-half months of 2021 after the Mikab Acquisition. Federally funded programs pay for the training. We recruit veterans from 16 military bases. Training is conducted at two brick and mortar schools which offer either eight week or six month courses with the longer courses offering credits toward an associates’ degree. Subject to the required approvals, we also anticipated commencing online classes in a two week basic course either later in 2022 or in 2023.

The two brick and mortar educational institutions we partner with have conducted a total of five classes since July 2021, training 71 veterans with a job placement rate of 76%. We define job placement as training which results in subsequent relevant employment, which can include employment at Americrew, Novation or with other participants in the infrastructure services industry. We provide two types of training classes:

●	Diploma in Operations Management for Technical Industries. The intent of the Diploma in Operations Management for Technical Industries (OMTI) program is to prepare students with the knowledge of technical concepts, regulations, and applications for operations management. Versing students in technical skills needed to thrive in management roles in industries like telecom, clean energy, and fiber.

●	Occupational Associate Supervisor Project Management. Occupational Associate Supervisor Project Management program applies technical experience while matriculating to a supervisory/entry-level management position, which is demonstrated by successful completion of the projects required in the core courses.

Americrew’s two educational partners are still awaiting approval to obtain authorization to conduct classes virtually. The delay in receiving this authorization has adversely affected the ability of Americrew to train additional veterans as originally expected. See the risk factor titled “Our ability to support our customers in the telecommunications and EV business is in part dependent upon our ability to successfully recruit, train and deploy military veterans” on page 34.

As we grow our operations both organically and/or through strategic acquisitions, management anticipates that we will need to expand our workforce by two or three times its current size during the next 12-18 month period. One issue we are facing is recruiting experienced forepersons to head our work crews. In connection with our ongoing operations and planned growth efforts, management expects that the Company we will need to rely on a greater proportion of employees and independent contractors with outside training to meet its expected increased operational needs and implement our business strategy. The Company has several strategic Education and Training Partners that the Company believes can significantly scale as the workforce demand increases. A significant portion of the training and certification cost is paid for by several government-funded veteran benefit programs — which we expect will enable more rapid growth in the training of the workforce.

Acquisitions

We plan to pursue acquisitions that management deems to be operationally and financially beneficial for the Company. Factors we may consider when evaluating potential target acquisitions include those that provide incremental revenue, geographic diversification, and complement existing operations. We intend to target companies for acquisition that management believes have profitability or revenue rendering future profitability possible, proven operating histories, sound management and other personnel and certain operational and cost synergies with our Company. Management believes that closing on certain of these acquisitions will be necessary for the Company to achieve its business objectives and attain revenue levels as planned. We cannot assure you that we will be successful consummating any acquisitions or, if we do, if any acquisitions will be successful. For more information about risks regarding acquisitions, see “Risk Factors.”

Industries and Current Trends

As mentioned above, we operate four distinct business segments in the telecommunications and clean energy industries. Below is an overview of each such industry and current trends within them, as well as our current and planned role as a market participant in each space.

Telecommunications

Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. The amount of network data traffic is experiencing significant and accelerating levels of growth from increased usage and sophistication of mobile devices, advancements in the IoT technology and an increase in the use of mobile and remote technologies in response to the COVID-19 pandemic, which has accelerated trends that were already underway prior to the pandemic. Increased data usage is expected to significantly increase data traffic, resulting in the need for new and upgraded networks.

Telecommunications companies are expected to play a large role in shaping the future as next generation 5G wireless technology gains traction among both businesses and consumers. 5G, which is the next generation of wireless and fixed wireless network capacity, is expected to provide a platform for the IoT, which can in turn be applied to a variety of functions and business and governmental applications such as mechanical automation, healthcare, education, and public safety.

In response to these growing opportunities, telecommunications service providers are expanding and improving upon current wireless and wireline/fiber communications network capacity, while also engaging in build-outs of 5G infrastructure. Additionally, changes in telecommunications service providers, such as T-Mobile’s acquisition of Sprint, are further accelerating the build-out of 5G infrastructure. We believe that nationwide 5G tower deployments, along with the deployment of small/micro cells and fiber network expansion by major carriers in support of 5G will lead to significant demand for 5G telecommunications infrastructure in the years to come.

We intend to participate in and generate revenue from the expected multi-year broad opportunities in the telecommunications market as described above. This is expected to entail servicing our existing and new customers in the private sector as well as serving the federal, state and local governments as a prime and subcontractor.

Clean Energy

Climate change initiatives and the desire to reduce carbon emissions continued to gain momentum in 2022 and 2021. Demand for clean energy sources continues to grow, with renewable energy sources reporting rising levels of usage and capacity as well as declining costs. Potential new governmental and policy initiatives under current and future legislation, regulations, and executive orders could drive even further growth in clean energy infrastructure. Additionally, electronic car manufacturers and other companies are researching and developing clean energy technology such as EV to meet growing demands and address concerns over ecological sustainability, and over time such technologies are becoming increasingly affordable for consumers. The Biden Administration has elevated climate change and the federal administrative agencies and legislative opportunities have reacted to this change. Additionally, many transportation and logistics companies (including major names such as Amazon, UPS, FedEx) have committed to begin using electric vehicles in the next 5-10 years and Hertz is the largest rental car operator of EVs. In late 2021, it announced it intends to purchase 100,000 Teslas and in April 2022 it announced it plans to purchase 65,000 Polestars over five years. Presently Hertz’s website says it offers Teslas and Ford EVs for rent.

Growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including electrical power production from renewable sources such as wind, solar and biomass.

The United States appears to be heading toward eliminating the sale of new gas-powered vehicles. For example, in January 2021 General Motors announced its plan to sell only zero-emission vehicles by 2035.

As a result of these trends, we expect a continued demand for construction of clean energy infrastructure in the coming years, including EV charging stations and solar panels. Our goal in the clean energy space is to form strategic partnerships and attract and obtain customers and business relationships to assist in building and servicing the clean energy systems necessary to serve the growing number of clean energy technologies such as EVs and solar technology being deployed in the United States.

Customers

We have relationships with telecommunications providers, including telephone companies, cable multiple system operators, and wireless carriers. Our customer base is highly concentrated, with our top two customers accounting for 68% of our total sales in 2021 and three customers accounting for 84% of our total sales in 2020. Additionally, the telecommunications industry is subject to a general lack of diversity, with only a handful of major wireless carriers known as the “Big 3” — T-Mobile, AT&T, and Verizon Wireless, and the potential for further corporate combinations which would further subject us to anti-competitive risks. As EV sales increase and expand beyond Tesla, we expect that EV charging opportunities will increase. See “Risk Factors” on beginning on page 13 for more information.

Materials and Supplies

We rely on a variety of raw materials and supplies to perform services under our contracts. We have in the past and may in the future encounter difficulties in obtaining the materials and supplies needed to meet our contractual obligations and generate revenue in the required timeframes, on favorable terms or at all. For example, the supply chain issues are challenging, although not to the extent we faced in early-mid 2020. While we have been unable to perform certain projects in a timely manner due to shortages in computer chips which are contained in machines we use, we have largely been able to obtain other supplies to fulfill other orders. Our customers appear to face supply chain issues including the availability of fiber optics cabling, which may delay or receipt of orders. We are unable to quantify the precise impact of these developments on our financial results and customer relationships as of the date of this Report.

A contributing factor to our actual and potential supply shortages and resulting delays is our reliance on a limited number of principal suppliers to provide us with the materials needed to accomplish our objectives with respect to our customer contracts. Our principal suppliers on whom we primarily depend include Talley Inc., Tessco, Commscope, and JMA Wireless.

Backlogs

We accrue backlogs of anticipated revenue from pending work orders under our agreements with customers. Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our current 12-month backlog is attributable to master service agreements and other service agreements, which generally do not require our customers to purchase a minimum amount of services and are cancellable on short or no advance notice before the work commences.

As of April 6, 2022, we have a total of approximately $5 million in backlogs, consisting of approximately $4.4 million related to our wireless telecommunications services operations ($4 million of which is concentrated between two customers), $0.5 million related to fiber optic cable installations (all of which is concentrated between two customers) and $35,000 for clean energy charging site planning and surveying (all of which is concentrated within a single customer).

Cyclicality and Seasonality

The cyclical nature of the telecommunications industry affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans, and any potential effects from. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our contract revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in December and March. In addition, a disproportionate number of holidays fall within the fiscal quarter ending in December, which decreases the number of available workdays. Because of these factors, we may be more likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in December and March compared to the fiscal quarters ending in June and September. Because we file reports with the Securities and Exchange Commission (the “SEC”), seasonal trends in our results of operations may subject our common stock to significant volume and price fluctuations.

Competition

The specialty contracting services industry in which we operate is highly fragmented and includes a large number of participants which we compete with both directly and indirectly. We compete with several large national and international corporations and numerous regional and privately owned companies, many of which have greater human and capital resources than we do. In addition, a portion of our customers directly perform many of the same services that we provide. Relatively few barriers to entry exist in the markets in which we operate. As a result, any organization that has adequate financial resources, access to technical expertise, and the necessary equipment may become a competitor and the degree to which an existing competitor participates in the markets that we operate may increase rapidly.

Some of our public company competitors include Mastec, Inc., Dycom Industries, Inc., High Wire Networks, Inc., and Quanta Services, Inc. A significant portion of our revenue is directly and indirectly derived from master services agreements and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us and/or our teaming partners if they elect to price their services aggressively to procure such business. Further, while these companies are competitors, in certain circumstances they are also our customers or potential customers. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in price, quality or scope to our services, and we may not be able to maintain or enhance our competitive position based on thresholds for margin and profitability that has been established as adequate benchmarks by management. Among the principal competitive factors for our services are geographic presence, quality of service, worker and general public safety, access to resources, price, breadth of service offerings, and industry reputation.

Government Regulations

We are subject to numerous federal, state, and local government regulations, including laws and regulations relating to environmental protection, work-place safety, and other business requirements as summarized below:

Environmental

A significant portion of our operations involve the construction, improvement and maintenance of underground infrastructure for our customers and we often operate in close proximity to pipelines or underground storage tanks that may contain hazardous substances. We could be subject to potential material liabilities in the event we fail to comply with environmental laws or regulations or if we cause or are responsible for the release of hazardous substances or cause other environmental damages. In addition, failure to comply with environmental laws and regulations could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions and penalties.

Workplace Safety

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. Our employees and contractors are often required to work on elevated locations such as towers, buildings or in underground areas, which can subject them to dangerous conditions. While we have policies and guidelines in place to protect our personnel from workplace accidents, our failure to comply with OSHA or other workplace safety requirements could result in significant liabilities, fines, penalties, or other enforcement actions and adversely affect our reputation and ability to perform the services that we have been contracted to provide to our customers.

General Business

We are subject to a number of state and federal laws and regulations, including those related to contractor licensing. Additionally, certain of our operations are subject to legal and regulatory requirements related to or arising from licensing, permitting, and inspections applicable to contractors, building and electrical codes, zoning ordinances, and special bidding, procurement and other in connection with our participation in government projects. If we are not in compliance with these laws and regulations, we may be unable to perform services for our customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses and permits.

While we undertake efforts to comply with applicable laws and regulations, any failure to comply with such laws and regulations could result in substantial fines or revocation of our operating licenses and permits, the implication of termination or cancellation rights under our contracts, disqualification from pending or future bidding opportunities, or reputational harm and resulting loss of business opportunities or future revenue. Additionally, the regulatory environment our industry faces and any changes thereto could impact our customers’ projects and demand for our services causing them to experience delays, reductions in scope and cancellations of projects. See “Risk Factors” for more information about the regulatory risks we face.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to Our Business and Financial Condition in General

The Company has a limited operating history since it ceased to be a shell in August 2021 which makes it difficult to forecast our future results, making any investment in us highly speculative.

While Mikab had operations prior to the Acquisition, we have a limited operating history as a combined company following the August 2021 Acquisition from which to evaluate our prospects. Most importantly, our two most senior executive officers come from Mikab and Novation, so our operations going forward are subject to ordinary integration risks where two companies and two cultures are combined. Further, while Mikab and Novation have operated in the telecommunications sector prior to the Acquisition, neither company has operated in the clean energy space, making our expectations and projections with respect to that business segment particularly speculative. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our budget plans and estimates of future revenue. Additionally, our current revenue projections are based largely on customer and partner relationships and contracts that are still the subject of negotiation and in some cases are pending government funding and bidding processes, the results of which remain uncertain. Similarly, if we are able to raise sufficient capital in the future, we may use a portion of the proceeds to acquire other operating businesses in our segments or related segments to facilitate strategic growth and build our market presence and revenue potential. If we do acquire one or more businesses in the future, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations or plan of operations or acquisitions. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and growth process. Due to these contingencies, we may be unable to achieve or maintain profitability in some or all of our business segments in a timely manner or at all, in which case you could lose all or some of your investment.

We were unable to raise sufficient capital from our recent Note financings, and our ability to raise sufficient capital or generate revenue to pay outstanding debt obligations as and when they come due and the adverse consequences of any default thereon, or our inability to meet our operational requirements, will materially adversely affect us and your investment in us.

In late 2021 we recently closed two private placement offerings of Notes and Warrants (the “2021 Notes and Warrants”) which resulted in $2,485,000 in gross proceeds, well below the $15 million we sought to raise in those transactions. These proceeds were insufficient to pay our outstanding indebtedness as and when it comes due, meet our operational commitments, or fully implement our business plan. Although we entered into a Factoring and Security Agreement under which the purchaser agreed to purchase selected Mikab accounts receivable (subject to purchaser’s discretion, a required reserve and payment of certain fees) and under which the purchaser’s rights are secured by Mikab’s assets, we plan to launch a new private placement and seek to raise up to $7 million on similar terms through the issuance of Notes and Warrants (the “2022 Notes and Warrants”) in order to pay our liabilities and/or finance our operations. We obtained the consent of more than 51% of the holders of the 2021 Notes and Warrants to issue additional indebtedness, although there is a risk minority investors may challenge this action taken without their consent. Further, our outstanding securities contain provisions, such as those summarized in the following paragraph, which could limit our ability to raise capital in the future. See “Liquidity and Capital Resources” and “Item 13 - Certain Relationships and Related Transactions, and Director Independence” for more information on our outstanding securities.

Because of the recent convertible debt financing as well as prior bridge loans, we have a total of $3,856,727 in outstanding indebtedness, which consists of (i) $256,000 owed to DR Shell LLC, the Company’s former principal stockholder (the “Former Principal Stockholder”), which was a party to the Share Exchange Agreement wherein the Company agreed to pay the Former Principal Stockholder $300,000 upon the earlier of closing of financings of at least $7,000,000 or December 31, 2021, of which $44,000 has been paid as of the date of this Report and the remainder is past due, (ii) $464,078 payable by the Company to the Estate of Wesley Weis, a family member of our Chief Operating Officer, from loans made by Mr. Weis to Mikab, which amount accrues interest at the rate of 10% per annum and is payable January 1, 2025, (iii) $651,649 payable to certain investors including insiders from the bridge loans which mature in 2022 (including $351,649 due on July 31, 2022), and (iv) $2,485,000 from the Notes which mature in late 2023. Further, the Notes are secured by the Company’s assets and guaranteed by the Company and its subsidiaries. Therefore, the occurrence of an event of default under these Notes, which would accelerate our payment obligations thereunder, could cause us to lose some or all of our assets and suspend or cease the related operations to the extent we are unable to repay the indebtedness or cure the event of default within the cure periods prescribed, if any. Events of default under the Notes include, among other things, (i) any default in the payment of amounts owing to the holder on the Notes; (ii) a material breach or the failure observe or perform any covenant or agreement under any of the transaction documents related to the Note transaction or any other material agreement, lease, document or instrument to which the Company or its subsidiaries is obligated; (iii) the Company or its subsidiaries experiences a material adverse effect as defined in the transaction documents; (iv) the Company issuing variable rate securities; and (v) the Registration Statement containing this Report failing to become effective by the 90th day following its initial filing date or by May 13th. Further, these Notes prohibit us from incurring further indebtedness, subjecting our assets to liens or encumbrances, or engaging in transactions with our affiliates, subject to limited exceptions. These restrictive covenants may have the effect of limiting or preventing our ability to raise the capital needed to repay the Notes, bridge loans or other outstanding indebtedness or fund our operations. Additionally, if we are unable to timely repay the bridge loans, which come due earlier than the Notes, this would trigger an event of default under the Notes which could result in a negative cascade effect that would materially harm our ability to continue our operations absent additional capital or obtaining a waiver or extension from the noteholders, which may require additional consideration, further diminishing our financial position. If we are unable to raise sufficient additional capital to pay these obligations as and when they come due, our business and your investment in us could be materially harmed.

The future issuance of equity or of debt securities that are convertible into, or exercisable for, equity may dilute your investment and reduce your equity interest; the large supply of common stock offered by this Report and the public sale of such shares may significantly reduce the public prices in the future.

Given our need for additional capital, we will need to raise additional capital in the future, the terms and availability of which will depend on market conditions, strategic considerations and operational requirements. Our planned private placement of Notes and Warrant on identical terms to our prior offering will create additional dilutions. To the extent that even more additional capital is raised through the issuance of shares or other securities convertible into, or exercisable for, shares of common stock, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, we are required to register the shares of common stock issuable upon conversion and exercise of the 2021 Notes and Warrants. Once the Registration Statement we filed is effective, it will permit the resale of these shares at any time following the effective date of such Registration Statement as long as it remains effective. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for investors to sell shares of our common stock at times and prices that they feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to the Registration Statement, selling stockholders will continue to offer shares covered by such Registration Statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to this or subsequent registration statements may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital. To the extent that we raise funds and issue the 2022 Notes and Warrants, the dilution will increase.

We need significant additional capital, which may not be available to us on acceptable terms, or at all.

We require additional capital to achieve our operational and acquisition goals during the next 12 months and for general corporate purposes. In late 2021 we raised just $2,485,000 of the $15 million we sought to raise by the end of 2021 through the sale of 2021 Notes and Warrants. Our planned offering of 2022 Notes and Warrants will occur in the near future. No assurances can be given that we will be successful in raising substantial capital as intended or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders.

The issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In addition, any debt financing secured by us in the future (beyond the 2022 Notes) could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to raise additional capital sufficient to meet our current growth goals, we may have to abandon our plans in certain regions or with respect to certain target companies, partnerships or contracts. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company.

Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth and on your investment in us.

Our business strategy contemplates expanding our presence in the industries we serve, including through strategic acquisitions of companies that complement or enhance our business. We will be highly reliant on funds received from recent financings as well as future securities offerings to achieve these acquisitions and resultant growth in our business, although we may use our common stock or preferred stock in connection with any acquisitions. Our recent private placements in 2021 did not result in sufficient capital to achieve these goals, so we need to raise additional capital in the future to be able to achieve our growth objectives.

Even if we raise sufficient capital to be positioned to make acquisitions, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all. The number of acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. Further, amendments to SEC Rule 15c2-11 became effective on September 28, 2021. OTC Markets has passed a rule that permits shell companies to trade for only 18 months; as a result, we believe this will increase competition for target businesses, may make it harder to complete acquisitions and may increase the costs. This competition may further limit our acquisition opportunities or raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Failure to consummate future acquisitions could negatively affect our growth strategies.

The success of our acquisition strategy also depends on our ability to successfully integrate the operations of the acquired businesses with our existing operations and realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, elimination of redundant costs and capitalizing on cross-marketing opportunities. Our ability to integrate and realize benefits can be negatively impacted by, among other things:

●	failure of an acquired business to achieve the results we expect;

●	diversion of management’s attention from operational and other matters or other potential disruptions to existing business;

●	difficulties incorporating the operations and personnel, or inability to retain key personnel, of an acquired business;

●	additional financial reporting and accounting challenges associated with an acquired business;

●	unanticipated events or liabilities associated with the operations of an acquired business;

●	loss of business due to customer overlap or other factors;

●	risks and liabilities arising from the prior operations of an acquired business, such as performance, operational, safety, workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations or available insurance; and

●	any difficulty or failure to obtain the requisite capital on terms acceptable to us or at all as needed to fund acquisitions;

There can be no assurance that we will be able to complete any acquisitions or, if we do, successfully complete the integration process for target companies without substantial costs, delays, disruptions or other operational or financial problems. We may not have access in the future to sufficient capital on favorable terms or at all. We require additional capital in order to pursue acquisitions, fund capital expenditures, and to meet our working capital needs, or to respond to changing business conditions. In addition, if we seek to incur indebtedness in the future, we may be required to agree to covenants that limit our operational and financial flexibility. Moreover, we cannot incur indebtedness to support our working capital unless we repay $2,485,000 of Notes. Further, we cannot prepay the Notes until December 31, 2022. If we pursue future debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us, or at all. Our inability to access additional capital could adversely affect our liquidity and may limit our growth and ability to execute our business strategy. Failure to successfully locate or acquire suitable businesses or integrate acquired businesses could adversely impact our business and prospects, and your investment in us could be harmed.

Our failure to perform sufficient due diligence prior to completing acquisitions could result in significant liabilities.

The growth of our business through acquisitions may expose us to risks, including the failure to identify significant issues and risks of an acquired business. A failure to identify or appropriately quantify a liability in our due diligence process could result in the assumption of unanticipated liabilities arising from the prior operations of an acquired business, some of which may not be adequately reserved and may not be covered by indemnification obligations. Since we anticipate that acquisition targets may be small privately-held companies that lack sophisticated records and financial statements, we may incur added risks. The assumption of unknown liabilities due to a failure of our due diligence could adversely affect our results of operations and financial position.

If we are not able to achieve our business objectives, the value of an investment in the Company could be negatively affected.

In order to be successful, we believe that we must, among other things:

●	raise sufficient additional capital to repay our outstanding indebtedness, and fund our operations and growth initiatives;

●	increase our market share and capabilities in each business segment in which we operate;

●	maintain efficiencies in operations;

●	land significant new contracts from a major customer. As of the date of this Report, that customer has placed an initial small order with us;

●	locate, negotiate and consummate strategic acquisitions of businesses and assets which are compatible with our current and planned operations;

●	manage our operating expenses to sufficiently support operating activities;

●	maintain fixed costs at or near current levels; and

●	avoid significant increases in variable costs relating to labor, and marketing and providing our services to current and prospective customers.

We may not be able to meet these objectives, which could have a material adverse effect on our results of operations. We have incurred significant operating expenses in the past and expect to continue to incur significant operating expenses in the future and, as a result, will need to increase revenues in order to improve our results of operations. Our ability to increase revenue will depend primarily on success in expanding our current market presence, acquiring other businesses that complement our current and planned operations, entering into strategic relationships with industry leaders, and adapting to and capitalizing on developments and trends in the technologies and infrastructure that form the foundation of our business. Our ability to successfully continue and grow our operations and implement our business strategy in turn depends on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our services, the ability to price our services and offerings at competitive levels, the ability to establish and maintain relationships with customers, partners, employees and independent contractors in each region of North America in which we operate, the ability of our Company and the customers and industries we serve to keep up with and adapt to a rapidly changing technologic landscape in both the telecommunications and clean energy sectors.

We derive a significant portion of our revenues from master service agreements that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all.

A substantial portion of our revenue is derived from master service agreements and long-term contracts, many of which do not require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers on short notice, regardless of whether or not we are in default under such agreements. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

These agreements typically do not require our customers to assign a specific amount of work to us until a purchase order or statement of work is signed. Consequently, projected expenditures by customers are not assured until a definitive purchase order or statement of work is placed with us and the work is completed. Furthermore, a majority of our customers require competitive bidding of these contracts. As a result, we could be underbid by our competitors or be required to lower the prices charged under a contract being rebid. The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our business or results of operations.

Because we depend on independent contractors and suppliers, we may face an increase in our costs or liabilities, which may impair our ability to complete contracts on a timely basis, or at all.

We rely on third-party independent contractors to perform some of the work on our contracts. We also rely on third-party suppliers to provide equipment and materials needed to perform our obligations under those contracts. As we continue and grow our operations, we expect our need for these independent contractors (in addition to our human capital generally) to significantly increase. To the extent that we cannot engage independent contractors or suppliers, our ability to enter into or complete new contracts may be impaired. In addition, if a contractor or third-party supplier is unable to deliver its goods or services according to the negotiated terms for any reason, we may suffer delays and/or be required to purchase the services from another source at a higher price. We sometimes pay our independent contractors and suppliers before our customers pay us for the related services. If customers fail to pay us and we choose, or are required, to pay our independent contractors for work performed or pay our suppliers for goods received, it could have a material adverse effect on our financial condition and results of operations. In addition, as we cannot control the actions of the third-parties with which we work on projects, if these third parties suffer business downturns, fail to meet their objectives or fail to adhere to customer specifications or comply with applicable laws or regulations, we may experience a resulting diminished revenue and decline in results of operations, or become exposed to liabilities.

Our business is subject to operational hazards and regulations that can result in significant liabilities and that may be exacerbated by certain geographies and locations where we perform services, and we may not be insured against all potential liabilities.

Due to the nature of services we provide and the conditions in which we and our customers operate, our business is subject to operational hazards and accidents that can result in significant liabilities. These operational hazards include, among other things, electricity, fires, explosions, leaks, collisions, mechanical failures, and damage from severe weather conditions and natural disasters. Furthermore, certain of our customers operate telecommunications infrastructure assets in locations and environments that increase the likelihood and/or severity of these operational hazards, including as a result of changes in climate and other factors in recent years. For example, some of the work we perform is underground, and some work is done on high elevation locations such as cell towers, rooftops and monopoles. With respect to services performed underground, if objects are present in the soil that are not detected or indicated to us by customers or others we work with on the project, our underground work could strike objects in the soil containing hazardous substances or pollutants that could result in a rupture and discharge of those materials and resultant harm and/or legal or regulatory violations. In such a case, we may be liable for fines and damages. Similarly, if a worker is performing work on a structurally compromised cell tower and the tower collapses, we could be subject to workers compensation, personal injury, property damage or wrongful death claims as a result of the event. We also often perform services in locations that are densely populated and that have higher value property and assets, such as the Northeastern United States and metropolitan areas, which can increase the impact of any of these hazards or other accidents.

Events arising from operational hazards and accidents may result in significant claims and liabilities. These claims and liabilities can arise through indemnification obligations to customers, claims sounding in tort or contract, and civil or criminal enforcement actions based upon statutory or regulatory violations, and such claims and liabilities can arise even if our operations are not the direct cause of the harm. Our exposure to liability can also extend for years after we complete our services, and potential claims and liabilities arising from significant accidents and events can take years and significant legal costs to resolve.

Potential liabilities include, among other things, claims associated with personal injury, including severe injury or loss of life, and destruction of or significant damage to property and equipment as well as harm to the environment, and other claims discussed above and can lead to suspension of operations, adverse effects to our safety record and reputation and/or material liabilities and legal costs. In addition, if any of these events or related losses are alleged or found to be the result of our or our customer’s activities or services, we could be subject to government enforcement actions, regulatory penalties, civil litigation and similar actions, including investigations, citations, fines and suspension of operations. Insurance coverage may not be available to us or may be insufficient to cover the cost of any of these liabilities and legal costs, and our insurance costs may increase if we incur liabilities associated with operational hazards. If we are not fully insured or indemnified against such liabilities and legal costs or an insurance provider or counterparty fails, refuses or is unable to meet its indemnification obligations to us, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, to the extent our reputation or safety record is adversely affected, demand for our services could decline or we may be disqualified from performing certain work or operating in certain jurisdictions.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We may be exposed to liabilities that are unique to the services we provide, including due to hazards and risks described elsewhere in these Risk Factors. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. Moreover, due to interpretations of our insurance policies, we may be forced to sue an insurance carrier, and the results may result in a material uninsured loss. The failure to obtain or maintain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Defects in work product resulting from or involving our services may give rise to claims against us, increase our expenses, or harm our reputation.

Our services in both the telecommunications and clean energy industries involve or will involve complex challenges and require high levels of planning and technical skill. While we make efforts and implement policies, including robust employee training programs, in the hopes of mitigating risks of deficient work, our final work product may nonetheless contain defects. We do not have reserves for potential claims involving the results of our services, which could take the form of product liability, breach of express or implied warranty or breach of contract. The costs associated with such claims, including any legal proceedings, could adversely affect our financial condition and results of operations.

We typically provide contractual warranties for our services and materials, guaranteeing the work performed against, among other things, defects in workmanship, and we may agree to indemnify our customers for losses related to our services. These warranty periods are typically for one year but could be longer in the future and/or for certain projects or types of projects. Warranties can require us to re-perform the services and/or repair or replace the warranted item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy our warranty obligations. In addition, we can be required under contractual arrangements with our customers to warranty any defects or failures in materials we provide. While we generally require materials suppliers to provide us warranties that are consistent with those we provide customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials.

Furthermore, our business involves professional judgments regarding the planning, construction, operations and management of the infrastructure we build. Because our projects are often technically complex, any failure by us or our third party collaborators to make judgments and recommendations in accordance with applicable professional standards could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life), property damage claims or other claims against us, as well as reputational harm. For example, a cellular carrier could allege that we caused lost profits or business or reputational damage based on periods of time in which the carrier could not provide services to their customers due to cell sites being offline. These liabilities could exceed our insurance limits or impact our ability to obtain third-party insurance in the future, and customers, independent contractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. As a result, warranty, professional malpractice and other related claims could have a material adverse impact on our business, financial condition, results of operations and cash flows.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have recently experienced significant growth following the completion of the Acquisition and expect to experience further growth as we raise additional capital. Businesses which grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management and employee base by recruiting and employing additional executive and other personnel capable of providing the necessary support. Further, there can be no assurance that our management, along with our other personnel, will be able to effectively manage or support our growth nor can there be any assurance that growth in our contracts or revenue will translate to an increase in revenue. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If we are unable to attract and retain key personnel, our operations and prospects would be adversely affected.

If we lose the services of P. Kelley Dunne, our Chief Executive Officer, or Brian Weis, our Chief Operating Officer, each of whom has valuable experience in our industry or in general and on whose leadership we rely to meet our objectives, our ability to execute our business plan could be materially impaired. Because Mr. Dunne joined us at the time of the Acquisition, there is a risk that he may encounter friction with Brian Weis who previously was Mikab’s Chief Executive Office and is now our Chief Operating Officer.

Further, our success depends on our ability to attract and retain highly qualified employees in such areas as construction, technology, finance, sales, marketing and human resources. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. We may not be able to provide our employees with competitive salaries, and our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. While we believe our new Veteran Workforce Program helps our staffing needs for the services we provide to customers, in order to meet our growth goals management anticipates having to double or even triple our operational workforce in the next 12 months, and the program will not sufficiently meet those needs, rendering outside hires and/or procurement of independent contractors necessary. If we lose the services of our executive management team or are unable to retain or increase our workforce as and when needed, it could materially and adversely harm our business.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, and results of operations.

We use a significant number of independent contractors in our operations for whom we do not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor across jurisdictions and such tests generally take into account multiple varying factors that may not apply consistently to our operations across jurisdictions. Further, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. For example, California recently enacted changes to treat “gig” economy workers as employees in many instances, demonstrating a trend towards narrowing the definition of independent contractor in that state. The Federal government and other states including New Jersey and New York may take similar adverse action with respect to employee classifications, or the United States Internal Revenue Service or other governmental authorities may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines, penalties or other liabilities on us. For example, the U.S. Department of Labor proposed a new rule in 2021 to further define and provide supplemental guidance on the determination of an independent contractor versus an employee. While the proposed rule was ultimately withdrawn before becoming effective, this action demonstrates the possibility for regulatory change in this area, and the risk of harm to our business which may result. If we are required to pay employer taxes or other liabilities for prior or future periods for our independent contractors, our operating costs will increase, which could materially adversely impact our business, financial condition, results of operations and prospects. States needing revenue may adopt laws in this area regardless of what the federal government may do.

Our current and prospective customers in the telecommunications and clean energy industries are subject to the possibility of consolidation and rapid technological and regulatory change, and any inability or failure to adjust to such customers’ changing needs could reduce demand for our services.

We derive, and anticipate that we will continue to derive, the majority of our revenue from customers in the telecommunications industry. Further, under our current business plan and pending ongoing negotiations with potential customers and partners, we expect to increasingly derive a portion of our revenue from the clean energy sector, with an initial focus on the installation, maintenance and related services for EV charging stations. However, as of the date of this Report we have not commenced material operations or generated any revenue in the clean energy sector. Each of the telecommunications and clean energy industries is subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. For example, new or developing technologies could displace the wireline systems used for the transmission of voice, video and other forms of digital data, and improvements in existing technology may allow telecommunications providers to significantly improve their networks without physically upgrading them. Alternatively, our customers could perform more tasks internally, which would cause our business to suffer. New technologies also pose the risk of unexpected adverse developments which could harm us or the industry we serve. For example, in late 2021 and early 2022 the launch of 5G networks was delayed, as regulatory and private sector stakeholders such as airline companies have expressed concerns about the negative effects and dangers posed to others by the deployment of 5G technology. Similar or worse developments with respect to technologies which our work helps to install would harm our results of operations and prospects, including both the projects to which such developments directly relate as well as our overall staffing and other resource capabilities, which are highly dependent on efficient and effective scheduling and allocation of limited personnel and resources across projects.

Additionally, the telecommunications industry has been characterized by a high level of consolidation that may result in the loss of one or more of our customers, and the high saturation rate of the telecommunications industry may result in a reduced demand for our customers’ offerings, and in turn their need for our services could decline. Similarly, with only a handful of automobile manufacturers currently producing EVs, our prospects in that space remain subject to uncertainty, particularly if consolidations or collaborations take place that limit our ability to enter into contracts to provide our services on favorable terms. Our failure to rapidly adopt and master new technologies as they develop in the industries we serve, or adapt to the consolidation of one or more of our significant customers or other developments could adversely affect our results and plan of operations, which could materially harm your investment.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated, with an estimated 68% of our revenue derived from two customers in 2021, and 84% of our revenue derived from three customers in 2020. Additionally, the vast majority of our telecommunications operation are located in the limited geographic area of New Jersey and Eastern Pennsylvania. While we hope to develop a more diversified customer base and expand the scope of our operations in future periods, including potentially as a product of expanding our operations into the clean energy sector and into other geographic areas, there can be no assurance we can or will be successful in doing so. For example, in the telecommunications industry only three major wireless communications service providers make up a majority of the North American market, which number has been reduced over the years due to consolidations. Revenues under our contracts with significant customers may continue to vary from period-to-period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers are expected to continue to comprise a substantial portion of our revenue for the foreseeable future.

Because of the concentration of our revenue among a small number of customers, the loss of one or more of our major customers could have a material adverse effect on our results of operations. Further, because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●	our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, including the actions of employees and independent contractors, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the markets as a result of economic downturns or other reasons; and

●	technological changes or other unanticipated developments in the telecommunications industry, the clean energy industry or other markets could adversely affect our customers and thereby harm our ability to generate revenue.

Since many of our customer contracts allow our customers to terminate the contract without cause and on relatively short notice, any such termination could impair our business, financial condition, results of operations and prospects.

The specialty contracting services industry in which we operate is highly competitive.

We compete with other specialty contractors, including numerous local and regional providers, as well as several large national and international companies that may have financial, technical, and marketing resources exceeding ours. Many of our competitors have larger market share, better name recognition, more diverse products and services offerings, more experience and more capital and human resources than we do. For example, our competitors in the telecommunications infrastructure sector include public companies like Mastec, Inc., Dycom Industries, Inc., High Wire Networks, Inc., and Quanta Services, Inc. They have significantly more resources than we do. Additionally, many of our customers have and/or may establish or grow in-house operations that overlap or reduce their need for our services, or use us to subcontract projects for our prospective customers, rendering them both competitors and customers and our relationship subject to relative uncertainty as to sustainability and duration. For example, EV manufacturers may offer their customers at-home installations of charging stations, or generally perform installations without the use of outside service providers, which would diminish our potential market share and prospects.

Price is often the principal factor in determining which service provider is selected by our customers. If competitors underbid us to procure business, we could be required to lower the prices we charge in order to retain contracts. Additionally, there are relatively few barriers to entry, with the main requirement being technical skill and expertise and an adequate labor force (which can be outsourced to some extent), and many of our customers have the capability of insourcing large amounts of the work we perform. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in price to our services, and we may not be able to maintain or enhance our competitive position. For example, we do not have any intellectual property rights or other exclusivity protections for our Veteran Workforce Program, so our competitors could employ our approach or one similar to limit or eliminate any competitive advantage we have with respect to skilled labor derived from our program. As a result of the competitive forces we face, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer. If we are unable to compete successfully in our markets, our business, financial condition and results of operations could be adversely affected.

Our engagements can require long implementations and engagement of outside personnel.

Our implementations can involve long periods for the delivery of telecommunications and clean energy infrastructure services. A successful implementation or other professional services project requires a close working relationship between us, the customer and often third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given project, increase the timeline risks of collection of amounts due during implementations or other professional services projects, increase risks of delay of such projects and enhance the likelihood that customers will be unable or unwilling to pay on anticipated schedules or at all. Delays in the completion of a project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers, other third-party project stakeholders regarding performance and payment as originally anticipated. Such delays in the implementation may cause material fluctuations in our operating results, including due to revenue delays or loss of the delayed project and/or adverse effects on other projects that may result due to limited resources or other factors. In addition, customers may defer or abandon projects or portions of such projects and such deferrals or abandonments or significant delays in project progress and completion for any of the foregoing reasons could have a material adverse effect on our business and results of operations.

Amounts included in our backlog may not result in actual revenue or translate into profits and may be subject to cancellation and unexpected adjustments which makes our backlog an uncertain indicator of future operating results.

As of April 6, 2022, we have a total of approximately $5 million in backlog. Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our current 12-month backlog is attributable to master service agreements and other service agreements, which generally do not require our customers to purchase a minimum amount of services and are cancellable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. Additionally, our ability to estimate backlogs and revenue realization may become more difficult as we grow our operations and acquire businesses. We have experienced and may experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, project delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

Our contracts or other engagements may require us to perform extra or change order work, which can result in disputes and adversely affect our financial condition, results of operations and prospects.

Our contracts and other engagements frequently require us to perform extra or change order work as directed by the customer, even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements or projections, the amount of any shortfall will reduce our future revenues and profits, which could adversely affect our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

Our profitability is dependent on delivering services within the estimated costs established when we price our contracts.

A significant portion of our services are provided under contracts that have discrete pricing for individual tasks. Due to the fixed price nature of such tasks, our profitability could decline if our actual cost to complete each task exceeds our original estimates, as pricing under these contracts is determined based on estimated costs established when we enter into the contracts. A variety of factors could negatively impact the actual cost we incur in performing our work, such as changes made by our customers to the scope and extent of the services that we are to provide under a contract, delays resulting from natural events such as inclement weather or the COVID-19 pandemic, conditions at work sites differing materially from those anticipated at the time we bid on the contract, higher than expected costs of or delays in obtaining materials and labor including due to supply or labor shortages, delays in obtaining necessary permits, under-absorbed costs, and lower than anticipated productivity. An increase in costs due to any of these factors, or for other reasons, could adversely affect our results of operations.

Limitations on the availability of suppliers, independent contractors and equipment manufacturers that we depend on could adversely affect our business.

We rely on suppliers to obtain the necessary materials and independent contractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations, including a significant number of specialty vehicles. Limitations on the availability of suppliers, independent contractors or equipment manufacturers, or of the raw materials and other resources needed to product the equipment and materials we utilize, could negatively impact our operations, particularly in the event we rely on a single or small number of providers in a certain region or service type or in general. For example, the global computer chip shortage has adversely affected our operations, those of certain of our customers and the telecommunications industry generally, including by postponing and increasing the costs of projects. As a result, we have seen reductions in our revenue beginning in the fourth quarter of 2020 compared to prior periods as we and our collaborators and customers struggle to obtain the necessary resources to complete projects on time. Similarly, the automotive supply chain disruptions have rendered performing our services within agreed upon timeframes more difficult and costly. The risk of a lack of available suppliers, manufacturers, labor or resources can be heightened as a result of market, regulatory or economic conditions, including the current labor shortage affecting many businesses. Our Veteran Workforce program is designed to give us a competitive edge with respect to skilled labor supply although no assurances can be given. For example, customers may expect or demand for us to engage a specified percentage of suppliers or contractors that meet unique requirements such as diversity-ownership, which can further limit our pool of available business partners and limit our ability to secure contracts, maintain our services or grow in those areas.

Because of the current inflation affecting the economy, we may be harmed in the future.

We believe inflation currently poses a risk to us in a number of ways. We rely heavily upon fixed price contracts with our customers which mean we cannot increase our prices on these contracts. We cannot be certain if we can increase prices since the bulk of our revenue comes from two customers. Moreover, our cost of labor are subject to general inflationary increases as well as a very tight labor market where there is competition for new workers. The more active our business is, the more inflation may affect us. As of the date of this Report, we can not predict how extensive the inflation will be, its duration or the ultimate impact on us.

An increase in the price or restrictions on use of fuel, materials or equipment necessary for our business could adversely affect our business.

Under certain contracts, including where we have assumed responsibility for procuring materials for a project, we are exposed to price increases for materials such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also affected by fuel costs, as projects generally entail daily use of vehicles to transport crews and materials. In addition, our customers’ capital budgets can be negatively impacted by an increase in prices of certain materials, potentially hindering their ability to pay us for work performed. Commodity prices have increased as have the prices of products that use computer chips. Consumer prices rose 7% in the 12 months ended December 2021 as the United States appears to be facing an inflationary period. Prices could be materially impacted by general market conditions and other factors, including global trade relationships. For example, recent changes to United States policies related to global trade and tariffs, as well as retaliatory trade measures implemented by other countries, have resulted in uncertainty concerning availability and pricing of certain commodities and goods important to our and our customers’ businesses, including steel and aluminum. Inflation could impact other aspects of our operations as well, by increasing other expenses such as the costs of providing healthcare and housing for our workforce. Furthermore, we may enter into fixed price contracts which do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to any such projects. Unfavorable fluctuations in the cost of materials we use could have a material adverse effect on our results of operations.

Our business and operations, and the operations of our customers, may be adversely affected by disease outbreaks, epidemics or pandemics such as the COVID-19 pandemic.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the United States economy and financial markets. For example, our revenue in 2020 and continuing to date has been adversely affected by computer chip shortages, as well as shortages in other materials, caused by the COVID-19 pandemic. However, the effect after 2020 has been less material. This has resulted in delays in completing some of our work on time and receiving revenue therefrom due to the shortages. Further, COVID-19 may adversely affect our business in the future, since it could adversely affect our workforce and reduce customers demand or at least defer orders. For example, the recent surge of infections caused by the “Omicron” variant delayed certain projects for a number of weeks, lowering production levels and resulting revenue due to the staffing shortages. Whether and the extent to which the COVID-19 pandemic could affect our business, operations, financial results will depend on numerous evolving factors that we may not be able to accurately predict, including the emergence of new strains of COVID-19, the development and availability of effective treatments and vaccines and the speed with which they are administered to the public as well as public and workforce resistance. Additionally, if we or our independent contractors fail to comply with government COVID-19 mandates in the jurisdictions in which we operate, we could be subject to fines or penalties and/or adverse publicity.

In the ordinary course of our business, we are subject to lawsuits, claims and other legal proceedings, as well as bonding claims and related reimbursement requirements.

We may in the future be named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, negligence or gross negligence or property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we are allocated risk through our contract terms for actions by our customers, independent contractors or other third parties. Because our services in certain instances can be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on or damages caused by accidents and events related to such systems, even if our services are not the cause of such failures and damages. We could also be subject to civil and criminal liabilities, which could be material. Insurance coverage or reserves, if any, may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any allegations, lawsuits, claims or legal proceedings, as well as any public reaction thereto, is inherently uncertain and could result in significant costs, loss of contracts or business relationships, damage to our brands or reputation and diversion of management’s attention from our operations. Payments of significant amounts, even if reserved, could materially and adversely affect our business, financial condition and results of operations.

In addition, some customers, particularly in connection with public projects, require us to post performance and payment bonds. These bonds provide a guarantee that we will perform under the terms of a contract and pay our subcontractors and vendors. If we fail to perform, the customer may demand that the surety make payments or provide services under the bond, and we must reimburse the surety for any expenses or outlays it incurs. To the extent reimbursements are required, the amounts could be material and could adversely affect our consolidated business, financial condition, results of operations or cash flows.

A failure, outage, or cybersecurity breach of our technology systems or those of third-party providers may adversely affect our operations and financial results.

We are dependent on information technology systems to manage our operations, engage with our customers and other third parties with whom we do work, and to enhance the efficiency and efficacy of the services we offer. Our use of these information technology systems frequently entails recording, transmitting, storing, and protecting sensitive Company, employee, independent contractor and customer information. A cybersecurity attack on these information technology systems may result in financial loss, including potential fines and damages for failure to safeguard data, and may negatively impact our reputation or customer relationships. Additionally, many of our customer contracts can be terminated if we fail to adequately protect their information. The third-party systems of our business partners on which we rely could also fail or be subject to a cybersecurity attack. Any of these occurrences could disrupt our business or the delivery of services to our customers, result in potential liabilities including in connection with consequent litigation or government enforcement proceedings, cause or entitle customers or other third parties to the terminate contracts with us, distract management’s attention from operating our business, cause significant reputational damage, or otherwise have a material adverse effect on our financial results or business. We may also need to expend significant additional resources to protect against cybersecurity threats or to address actual breaches or to redress problems caused by cybersecurity breaches. There can be no assurance that cybersecurity threats would not cause material harm to our business and our reputation which could reduce the value of your investment in us.

An impairment in the carrying value of goodwill would materially and negatively affect our operating results.

We expect to record a significant amount of goodwill on our consolidated balance sheet in connection with future acquisitions. Under the Generally Accepted Accounting Principles in the U.S., goodwill must be evaluated for impairment at least annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit exceeds its current fair value, the goodwill is considered impaired. Events and conditions that could result in impairment in the value of our goodwill include, but are not limited to, significant negative industry or economic trends, competition and adverse changes in the regulatory environment, significant decline in the Company’s stock price for a sustained period of time, limited funding, as well as or other factors leading to reduction in expected long-term revenues or profitability. We may in the future be required to record impairment charges with respect to goodwill related to acquisitions. If we record impairment charges related to our goodwill, our operating results would likely be materially and adversely affected.

Risks Related to Our Telecommunications Infrastructure Operations

A variety of issues could affect the timing or profitability of our projects, which may result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages or project termination.

Our telecommunications infrastructure services business is dependent upon projects that can be cyclical in nature and are subject to risks of delay or cancellation. Additionally, we or our strategic partners may underestimate the costs of a project when determining pricing or unforeseeable expenses may arise that undercut or eliminate profits from a project. The timing of or failure to obtain contracts, delays in awards of, start dates for or completion of projects, the cancellations of projects and reduced revenue or a loss from a project can result in significant periodic fluctuations in our business, financial condition, results of operations and cash flows. Many of our telecommunications projects involve challenging planning, permitting, procurement and construction phases that occur over extended time periods, sometimes several years, and we have encountered and may in the future encounter project delays, additional costs or project performance issues as a result of, among other things:

●	inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project, which can result in increased costs, through rework, replacement or otherwise, or the payment of liquidated damages to the customer or contract termination;

●	failure to accurately estimate project costs or accurately establish the scope of services;

●	failure to make judgments in accordance with applicable specifications or standards;

●	unforeseen circumstances or project modifications not included in cost estimates or covered by a contract for which we cannot obtain adequate compensation, including concealed or unknown environmental, geological or geographical site conditions and technical problems such as planning or structural issues;

●	changes in laws or permitting and regulatory requirements during the course of our work;

●	delays in the delivery or management of required site or project analysis and information, equipment or materials;

●	our or a customer’s failure to timely obtain permits or rights of way or meet other permitting, regulatory or environmental requirements or conditions;

●	schedule changes or delays, including due to regulatory or health and safety concerns;

●	natural disasters or emergencies, including wildfires and earthquakes, as well as significant weather events and adverse or extreme weather conditions;

●	difficult terrain and site conditions where delivery of materials and availability of labor are impacted or where there is exposure to harsh and hazardous conditions;

●	protests, legal challenges or other political activity or opposition to a project;

●	changes in the cost of equipment, commodities, materials or labor including due to inflation, cyber-attacks or supply or labor shortages;

●	delay or failure to perform by suppliers, contractors or other third parties, or our failure to coordinate performance of such parties; and

●	economic factors including recessions where customers are forced to reduce spending.

Many of these difficulties and delays are beyond our control and can negatively impact our ability to complete the project in accordance with the required delivery schedule or achieve our anticipated margin on the project. Delays and additional costs associated with delays may be substantial and not recoverable from third parties, and in some cases, we may be required to compensate the customer for such delays, including in circumstances where we have guaranteed project completion or performance by a scheduled date and incur liquidated damages if we do not meet such schedule.

Furthermore, we generate a significant portion of our revenues under fixed price contracts which often involve complex pricing, scope of services and other bid preparation components that require challenging estimates and assumptions on the part of our personnel, which increases the risk that costs incurred on such projects can vary, sometimes substantially, from our original estimates and cause us to realize lower than expected returns or experience a loss on the project. To the extent our costs on a project exceed our revenues, we incur a loss. Additionally, performance difficulties can result in project cancellation by a customer and damage to our reputation or relationship with a customer, which can adversely affect our ability to secure new contracts. As a result, additional costs or penalties, a reduction in our productivity or efficiency or a project termination in any given period can have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unanticipated delays due to adverse weather conditions, global climate change and difficult work sites and environments may slow completion of our contracts, impair our customer relationships and adversely affect our business, financial condition, results of operations and prospects.

Because much of our work in the telecommunication sector is performed outdoors and is nationwide, our business is impacted by extended periods of inclement weather and is subject to unpredictable weather conditions, which could become more frequent or severe if general climate changes occur. Inclement weather is generally more likely to occur during winter in Northern states, and the summer in Southern states. Adverse weather conditions can result in project delays or cancellations, potentially causing us to incur additional unanticipated costs, reductions in revenues or the payment of liquidated damages under contracts. In addition, some of our contracts require that we assume the risk that actual site conditions vary from those expected. Significant periods of bad weather can reduce profitability of affected contracts, both in the current period and during the future life of affected contracts, which can negatively affect our results of operations in current and future periods until the affected contracts are completed.

Some of our projects involve complex procurement and construction phases that may occur over extended time periods, sometimes up to several years. We may encounter difficulties in planning or implementation, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain easements or rights-of-way or other requisite private or public approvals, permits or similar documentation, weather-related delays, delays by independent contractors in completing their portion of the project and other factors, some of which are beyond our control, but which may impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of these costs. Any such delays, cancellations, defects, errors or other failures to meet customer expectations could result in damage claims substantially in excess of revenue associated with a project. These factors could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to maintain existing relationships or secure new contracts.

Uncontrollable events such as industry-wide or economic downturns could adversely affect the telecommunications industry and reduce demand for our services.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to events that are beyond our control such as general downturns in the United States economy as well regional and global economies. The current impact of inflation on the United States economy and whether it will cause a downturn is uncertain. The wireless and wireline telecommunications industries are cyclical in nature and vulnerable to general downturns in the United States and international economies. Our customers are affected by economic changes that decrease the need for or the profitability of their services. This can result in a decrease in the demand for our services and potentially result in the delay or cancellation of projects by our customers. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. As a result, some of our customers may elect to defer or cancel pending projects. A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state and local spending levels. This risk is magnified by the limited number of customers on which we rely to generate the vast majority of our revenue.

In general, economic uncertainty makes it difficult to estimate our customers’ requirements for our services. Our plan for growth depends on expanding our company in North America, including through acquisitions of other businesses operating in the same space but in different geographic locations or having different business relationships that provide us with opportunity for market expansion. If economic factors in any of the regions in which we plan to expand are not favorable to the growth and development of the telecommunications industries in those areas, we may not be able to carry out our growth strategy, which could harm your investment in us.

If the telecommunications market does not expand as we expect or experiences adverse conditions, including due to forces beyond our control our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.

Our future success as a provider of fiber and wireless telecommunications infrastructure services depends on the continued growth of demand for fiber and wireless broadband and, in particular, the continued expansion in the United States and in our other markets of customer networks. As part of that growth, we anticipate that demand for voice, video, and other digital data delivered over high-speed connections will continue to increase in terms of both geographic range and connection strength. Funding under governmental programs such as RDOF also serves as a driver of industry growth, particularly in rural areas of the United States. For example, in November 2021 the Infrastructure Investment and Jobs Act, which provides for the deployment of approximately $65 billion in federal funding for broadband expansion and improvement projects, became law. While this new federal spending package is expected to increase the demand for services within our industry, there is still uncertainty as to when, where and how this federal funding will be deployed, and we may not be able to capitalize on this program as expected or at all. The program may be subject to administrative difficulties or delays due to deficiencies and updates required to the Federal Communications Commission’s census maps which are being used to determine the geographic areas towards which funds should be allocated. If the demand for services such as ours does not increase or if its growth slows or ceases, including due to the lack of expected funding for public projects or other opportunities, or unanticipated adverse developments with respect to the allocations thereof, then the need for enhanced high-speed bandwidth using infrastructure we help install, improve and maintain may not persist. Currently, demand for high-speed broadband capabilities and access is increasing but future growth may be limited by several factors, including, among others: (1) relative strength or weakness of the local, United States and global economies, (2) a reduction in demand for our customers’ product or service offerings, (3) an uncertain regulatory environment including with respect to federal funding programs currently underway or being contemplated, (4) uncertainty on the implementation of the federal infrastructure spending currently in place, (5) the contract bidding processes and any difficulty or inability to prepare, submit or obtain acceptance of a bid, (6) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, wireless and satellite industries, offer competing connectivity and content delivery solutions, and (7) the possibility of technological advancements or developments that could render our services or the industry we serve partially or completely obsolete. The telecommunications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If any of the factors described above were to occur and cause growth in demand for telecommunication infrastructure and thereby for our services to slow, stop or reverse, our business, financial condition and operating results would be negatively affected.

Technological change may adversely affect the telecommunications industry and our customers’ spending on the services we provide.

We currently generate substantially all of our revenue from customers in the telecommunications industry. This industry has been and continues to be impacted by rapid technological change. These changes may affect our customers’ spending on the services we provide, or could render our services or the technology on which the infrastructure we build is based obsolete. Further, technological change in the telecommunications industry not directly related to the services we provide may nonetheless affect the ability of one or more of our customers to compete effectively, which could result in a reduction or elimination of their use of our services. Any reduction, elimination or delay of spending by one of our customers on the services we provide, or a technological change adversely affecting the telecommunications industry as a whole as it pertains to our service offerings or in general, could adversely affect our revenues, results of operations, and liquidity.

Opportunities with government contracts could subject us to increased regulation and costs and may pose additional risks relating to future funding and compliance.

Most government contracts are awarded through a regulated competitive bidding process, which can often be more time consuming than the bidding process for non-governmental projects. Additionally, involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized. We are also subject to numerous procurement rules and other public sector regulations when we contract with certain governmental agencies, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors and may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If a government agency determines that costs were improperly allocated to specific contracts, such costs will not be reimbursed or a refund of previously reimbursed costs may be required. If a government agency alleges or proves improper activity, civil and criminal penalties could be imposed and serious reputational harm could result. Many government contracts must be appropriated each year, and without re-appropriation we would not realize all of the potential revenues from any awarded contracts. Additionally, United States government shutdowns or any related understaffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on United States government contracts and successfully compete for new work.

Risks Related to Our Clean Energy Infrastructure Operations

Our prospects in the clean energy sector must be considered in light of the fact that we are a new market entrant with no operating history in the industry from which to evaluate our prospects.

We have not commenced material operations in the clean energy infrastructure, and have not generated material revenue from any clean energy projects. Our initial focus within this business segment will be in constructing and providing related services with respect to EV charging stations, a particularly niche area which is already populated by businesses with more experience and expertise and resources than we have, as well as established relationships and footholds in certain areas. Further, the widespread use of EVs in the United States, and the resultant need for services such as ours to install and service charging stations, is still developing. Further, even if we meet our initial objectives in clean energy, beginning with EV charging stations, if we fail to manage our growth or deploy capital and human resources effectively, we could ultimately fail in this sector. There can be no assurance that our investment of time and capital into our clean energy infrastructure operations will generate material revenue, in which case your investment could be at risk.

Our future growth and success in the building and servicing EV charging stations will be dependent upon consumers’ demand for EVs in an automotive industry that is generally competitive, cyclical and volatile.

If the market for electric vehicles develops more slowly than expected, or if demand for EVs decreases in our markets or our vehicles compete with each other, our business, prospects, financial condition and operating results may be harmed. A further risk is if manufacturers create their own charging networks as Tesla did, they may use their own employees or third parties with which we have no relationships.

While governments such as the U.S. federal government and California are seeking to eliminate gas vehicles and large manufacturers have said they will cease manufacturing all (or most) gas vehicles by 2035, a change of administration or challenges faced at the federal level could slow down the widespread elimination of gas vehicles. For example, while the Biden administration has pushed for legislation aimed at catalyzing widespread adoption of EV vehicle manufacture and usage, a number of potential obstacles stand in the way of these policies, including resistance in Congress and consumer sentiment surrounding EVs and the appropriate role of government in their adoption. As a result, the market for our services, which is dependent upon the market for EVs, could be negatively affected by numerous factors, such as:

●	perceptions about EV features, quality, safety, performance and cost;

●	perceptions about the limited range over which electric vehicles may be driven on a single battery charge, and access to charging facilities which remain limited;

●	large increases in the price of electricity;

●	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;

●	volatility in the cost of oil and gasoline, such as wide fluctuations in crude oil prices;

●	government regulations and economic incentives including the effect of future oil and gas industry lobbying;

●	The Biden Administration did issue an executive order banning the federal government’s purchase of new gas vehicles by 2035, although executive orders are subject to change;

●	adverse developments with respect to proposed legislation or government funding of EV-related programs; and

●	consumer spending and general economic trends, including the possibility that EVs on which our operations in this segment rely will not be purchased in sufficient volumes to support growth in the industry.

The EV infrastructure market is characterized by rapid technological change.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology on which our initial clean energy operations will be based. As EV technologies change, we may need to upgrade or adapt our operations and introduce new services in order to remain competitive, which could involve substantial costs. Even if we are able to keep pace with changes in technology our expenses could increase, our market share or ability to obtain a material market share may be diminished, and gross margins could be adversely affected. If we are unable to devote adequate resources to meet customer requirements and respond to technological change in the industry on a timely basis or otherwise remain competitive, we could see a decline in revenue or prospects, experience operating losses in the segment or overall, and our business and prospects will be materially and adversely affected.

We may be required to defend or insure against product liability claims in connection with our work with EV charging stations.

The automobile industry generally experiences significant product liability claims, and as such we may face the risk of such claims in the event our work or the charging stations we install do not perform or are claimed to not have performed as expected. The EV charging stations we install may be involved in accidents resulting in death or personal injury, which events may be the subject of significant public attention. As a result of such occurrences, we could face claims arising from or related to misuse or claimed failures of such new technologies and the part we played in their installation and use. For example, EVs use lithium batteries which can occasionally spontaneously combust and cause significant personal injury or property damage, which we could be accused of causing through our installation or maintenance services with respect to the charging stations that charge the batteries. An example of this risk surfaced in July 2021 when General Motors recalled 69,000 of its Chevrolet Bolt EVs in response to multiple defects resulting in battery fires in these vehicles. Even if we believe we had no or a limited part to play in such an accident, we could nonetheless face litigation, regulatory action or indemnification claims, any of which could divert significant financial or human resources from our operations.

Because EV is relatively new technology, market participants often rely on a limited number of suppliers and manufacturers for charging stations, and delays or losses of the requisite machinery could harm our revenue and profitability with respect to projects.

Members of the EV industry, including our prospective customers and partners, frequently rely on a limited number of suppliers to manufacture EV charging stations, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases risks of stakeholders such as us, since there are not currently proven reliable alternatives or replacement manufacturers in many cases and geographic areas without incurring undue expense and delay. In the event of interruption or loss of a project, we may suffer a loss, especially if a project is cancelled or volume is reduced. Thus, our business could be adversely affected if one or more of manufacturers or suppliers are impacted by any interruption or loss at a particular location.

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for our services.

As regulatory initiatives have required an increase in the mileage capabilities of cars, consumption of renewable transportation fuels, such as ethanol and biodiesel, and consumer acceptance of EVs and other alternative vehicles has been increasing. If fuel efficiency of non-electric vehicles continues to rise, whether as the result of regulations or otherwise, and affordability of vehicles using renewable transportation fuels improves, the demand for EVs could diminish. In addition, the EV fueling model is different than gas or other fuel models, requiring behavior change and education of influencers, consumers and others such as regulatory bodies. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect demand for EVs and EV charging stations. For example, fuel which is abundant and relatively inexpensive in the United States, such as compressed natural gas, may emerge as preferred alternative to petroleum-based propulsion. Regulatory bodies may also adopt rules that favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. This may impose additional obstacles to the purchase of EVs or the development of a more ubiquitous EV market. If any of the above cause or contribute to consumers or businesses to no longer purchase EVs or purchase them at a lower rate, it would materially and adversely affect our business, operating results, financial condition and prospects.

Risks Related to Labor and the Veteran Workforce Program

Our ability to support our customers in the telecommunications and EV business is in part dependent upon our ability to successfully recruit, train and deploy military veterans.

We have developed a program of recruiting and training military veterans as part of our workforce. We use that program as a marketing tool to attract business from sympathetic large companies and to meet our anticipated labor needs. That program just began in the fourth quarter of 2021; in 2021, we trained 110 veterans. We outsource the actual training to independent for profit schools located in different part of the United States. Our original goal was to recruit and train 600 veterans in 2022, which we will likely fail to meet in part because the two brick and mortar educational institutions we partner with have not been able to obtain the required approvals needed to commence virtual training programs. Without virtual training, we estimate that we can only train up to 200 veterans in 2022. See “Labor Force and Veteran Workforce Program” on page 5. Our ability to do train veterans is also dependent upon our ability to recruit them and the ability to train them properly in a cost effective manner. We do not know whether the reported low unemployment rates will adversely affect our efforts to recruit veterans. Further once they are trained, we will not work orders under existing and new contracts to be able to deploy them.

Our business is labor-intensive, and we may be unable to attract, train, retain and ensure the productivity of employees or to pass increased labor and training costs to our customers.

We are highly dependent upon our ability to locate, employ, train, retain, and ensure the productivity of skilled personnel to operate our business. Given the highly specialized work we perform, many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. While our Veteran Workforce Program assists us with these challenges, we cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business, including through use of employees and/or outsourcing to independent contractors. We anticipate a rapid and dramatic increase in the need for skilled labor during the next 12 months to achieve our growth goals which our Veteran Workforce Program alone will not sufficiently provide for. Our ability to sufficiently staff our operations depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, the general health and welfare of our employees, which has been impacted by the COVID-19 pandemic, and the level of compensation required to hire, train and retain qualified employees. For example, the ongoing effects of the pandemic and other factors has contributed to an increasing number of American workers leaving the labor market in 2021, limiting the pool of prospective candidates to hire, train and staff projects and potentially increasing costs due to higher demand for skilled labor. This trend has adversely affected our industry and operations specifically, as limited skilled labor within the telecommunications industry has forced us to pay higher hourly wages to workers. In addition, the uncertainty of contract awards and project delays can also present difficulties in appropriately sizing our skilled labor force. Furthermore, we may be unable to pass increases in labor and training costs on to our customers or justify costs incurred by revenues received. If we are unable to attract, train or retain qualified employees or outside personnel in a cost effective manner, we could experience a reduction or delay in revenue from projects, we could experience problems staffing projects and resultant harm to our reputation and customer relations, and our results of operations and your investment in us could be materially adversely affected.

We may be unable to secure independent contractors to fulfill our obligations, or our independent contractors may fail to satisfy their obligations to us, either of which may adversely affect our relationships with our customers or cause us to incur additional costs.

There currently is a serious shortage of employees in many industries. This shortage may be attributable to rising labor costs, COVID-19-related concerns and restrictions, government unemployment benefits or a combination of these or other factors. These factors may also affect independent contractors.

We contract with independent contractors to manage fluctuations in work volumes and reduce the amounts that we would otherwise expend on other operational needs. If we are unable to secure qualified independent contractors with adequate labor resources at a reasonable cost, or at all, we may be delayed or unable to complete our work under a contract on a timely basis, or at all, and the cost of completing the work may increase. For example, subject to available capital we intend to use significant financial and human resources to expand our operations both organically and through the acquisition of businesses and assets, which will require us to rely more heavily on independent contractors as opposed to employees trained internally than we currently do. In addition, we may have disputes with these independent contractors arising from, among other things, the quality and timeliness of the work they have performed. While we engage in a vetting process in selecting independent contractors, we may incur additional costs to correct shortfalls in the work performed by independent contractors or in liabilities or losses that arise from their work and safety procedures they follow, which we have less control over than our own employees and may be below our or industry standards. Any of these factors could negatively impact the quality of our service, our ability to perform under certain customer contracts, and our relationships with our customers, which could adversely affect our results of operations.

We maintain our workforce based upon current and anticipated workloads, and we could incur significant costs and reduced profitability from overestimation of need resulting in underutilization of our workforce if there is a significant reduction in the level of services we provide or if contract awards are delayed or not received.

Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards and enter into contemplated business arrangements, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which is necessary for us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects, our ability to manage attrition and our need to devote resources to non-chargeable activities such as training or business development. Further, given our goals of acquiring multiple different businesses and entering a variety of strategic relationships, we face a unique challenge in our ability to accurately anticipate future staffing needs. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and can frequently change based on newly available information and developments. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of timing of contract awards, business acquisitions and strategic alliances with teaming partners can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur costs resulting from over hiring and/or underutilization of our workforce, redundancy of facilities, materials or equipment, or from efforts to adjust our workforce and/or operations, which could reduce our profitability and cash flows.

We can incur compliance costs or liabilities or suffer negative financial or reputational impacts arising from regulations or problems related to workers and the workplace.

Our operations are inherently hazardous and subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Although we have taken precautions designed to mitigate this risk, we may suffer serious accidents, including fatalities. Further, while immigration laws require us to take certain steps to confirm the legal status of our labor force and avoid employing illegal immigrants, we may nonetheless unknowingly employ illegal immigrants in violation of these laws and regulations. As a result of these events, we could be subject to substantial penalties, criminal prosecution or civil litigation, including claims for bodily injury or loss of life, that could result in substantial costs and liabilities. In addition, if our safety record were to substantially deteriorate over time or we were to suffer numerous penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers. Similarly, reputational harm resulting from these issues could deter prospective employees, contractors and others from working with us. Unsafe work sites also have the potential to increase employee turnover, increase the costs of projects for our clients, and raise our operating costs. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flows.

For example, OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. Our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations. Our ability to service our customers could be damaged if we were not able to successfully avoid or resolve such issues arising under OSHA or other health or safety matters, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.

If we experience further increases in healthcare costs it could adversely affect our financial results.

The costs of providing employee medical and other benefits have steadily increased over a number of years due to, among other things, rising healthcare costs and legislative requirements. We are experiencing these increased costs. Because of the complex nature of healthcare laws, as well as periodic healthcare reform legislation adopted by Congress, state legislatures, and municipalities, we cannot predict with certainty the future effect of these laws on our employee healthcare costs. Competitive and market forces have also caused general compensatory and benefits packages to increase over time, as have increases in metrics such as costs of living, with varying degrees among the regions in which we operate. Continued increases in healthcare costs or additional costs created by future health care reform laws or other laws or regulations affecting employee benefits adopted by Congress, state legislatures, or municipalities could adversely affect our results of operations and financial position. Further, health insurance premium increases could adversely affect our operating results.

Risks Related to our Securities

If we are not successful, you may lose your entire investment.

Prospective investors should be aware that if we are not successful in our business, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. We need additional capital to meet our obligations and achieve our business objectives, and we cannot guarantee we will be successful in locating additional required capital as and when needed or that any such amounts will be sufficient for us to establish material revenue growth. If we are not successful, you may lose your entire investment.

There is currently a limited trading market for the Company’s common stock.

Our common stock is quoted on the OTC Pink Market under the symbol “ACRU.” However, there is currently a limited trading market in our common stock which trades on a sporadic and limited basis, and we cannot give an assurance that a consistent, active trading market will develop. For example, there were no trades in our common stock from March 2, 2022 through April 7, 2022. The OTC Pink Market is generally very illiquid. While our plan is to seek the listing of our common stock on a leading national securities exchange, because of the Acquisition, we will need a full fiscal year of operations after the completion of the Acquisition (calendar year 2022) before we can uplist to a national securities exchange. However, if we are able to close a $40 million firm commitment public offering, this limitation will not apply and we may be listed earlier.

If an active market for our common stock develops, there is no assurance that such market will be maintained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.

Furthermore, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

●	Variations in our quarterly operating results;

●	Announcements that our revenue or income is below analysts’ expectations;

●	Our ability to raise working capital and pay our indebtedness;

●	General economic downturns;

●	Sales of large blocks of our common stock;

●	Defaults or other adverse events with respect to our outstanding indebtedness; and

●	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is a “penny stock”, and thereby be subject to additional sale and trading regulations that may depress the price of our common stock.

Our common stock is a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) it trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national securities exchange which excludes the Pink Market or the OTCQB and OTCQX; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” rules of the SEC. For example, SEC Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with $0.001 par value per share, with such designation rights and preferences as may be determined from time-to-time by the Company’s Board of Directors (the “Board”). Subject to the terms of our outstanding securities, our Board is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

Because our principal stockholders own approximately 77% of our outstanding common stock, the voting power of other stockholders is limited.

Our principal stockholders beneficially own approximately 77% of our outstanding common stock. If such stockholders act together, they may have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

Shares of common stock which are or become eligible for future sale may adversely affect the market price of our common stock.

From time-to-time, certain of our stockholders may be eligible to sell all or some of their common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”), subject to certain limitations. Generally, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement, although because we are a former shell, we must be current in filing our Quarterly and Annual Reports. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements as well as the current reporting requirement. Because the Company was a shell company until the Acquisition, Rule 144 has two modifications to the above provisions. Until August 12, 2022, any purchasers of the Company’s securities cannot rely on Rule 144 for resale of such securities. Secondly, after that date, Rule 144 will only be available if the Company has filed all required Form 10-Qs and 10-Ks. Future sales of substantial amounts of our common stock in the public market, or the anticipation of these sales, could materially and adversely affect market prices prevailing from time-to-time, and could impair our ability to raise capital through sales of equity or equity-related securities. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur.

Failure to develop and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable law and regulations.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and internal control over financial reporting. Our disclosure controls and procedures and internal controls have not been effective. Our management has no public company management experience, which may delay us in meeting our obligations under the Sarbanes-Oxley Act. In order to develop and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will expend, significant resources, including accounting-related costs and significant management oversight.

Any controls and procedures that we develop may become inadequate because of changes in conditions in our business, and once established, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. As a public company, we are required to provide management reports on the effectiveness of our internal control over financial reporting in our periodic reports. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

Changes to tax laws may adversely affect the market for securities including our common stock.

The Biden administration is seeking to increase capital gains and other taxes. While it is difficult to forecast what legislation, if any, will be passed, one possibility is that capital gains tax rates may materially increase for all investors or just for investors with above a certain threshold of income. Potential increases in tax rates may cause a sharp downturn in stock prices in general and on prices smaller companies like us and may make it harder to raise equity. They may also cause a recession which could adversely affect our future operating results.

We have not paid cash dividends in the past and do not expect to pay dividends in the future, so any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Further, the Notes prohibit us from paying cash dividends or distributions on any of our equity securities while the Notes remain outstanding. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. These increased costs are not reflected in the audited financial statements contained in this because during the periods covered Mikab was a private company not subject to SEC reporting obligations. Because the Acquisition was a reverse merger, we are required to include its financial statements for the two years ended prior to the date of the Acquisition.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. We are required to file annual, quarterly and current reports with the SEC disclosing certain aspects and developments of our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional executive officers and personnel and provide for additional management oversight. We intend to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to SEC reporting companies. Sustaining our growth will also require us to commit additional managerial, operational and financial resources to identifying competent professionals to join our Company and to maintain appropriate operational and financial systems to adequately support our intended expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

Our Certificate of Incorporation provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and the exclusive forum in the Delaware federal courts for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

Section 11 of our Certificate of Incorporation provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the U.S. District Court of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company (except to the extent that the Exchange Act provides otherwise), (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer (or affiliate of any of the foregoing) of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Company’s Certificate of Incorporation or Bylaws, or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine. Section 11 of our Certificate of Incorporation further provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America located in Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act and any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to these provisions.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act provides that state and federal courts have concurrent jurisdiction over claims to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. To date, the Delaware Supreme Court has upheld the exclusive jurisdiction provisions in certificates of incorporation for claims under the Securities Act, and the U.S. Court of Appeals for the Seventh Circuit recently held that a forum selection clause was unenforceable as to a derivative claim that was brought under the Exchange Act. Further, to date no court has ruled on the exclusive venue provision for claims under the Securities Act. Accordingly, if a stockholder files a Securities Act claim or an Exchange Act claim in a federal court and we seek to rely upon the Delaware venues, we may not be successful.

Because the choice of forum provisions in our Certificate of Incorporation may have the effect of severing certain causes of action between federal and state courts, stockholders seeking to assert claims against us or any of our current or former directors, officers, other employees, agents, or stockholders, may be discouraged from bringing such claims due to a possibility of increased litigation expenses arising from litigating multiple related claims in two separate courts. Additionally, a stockholder could face uncertainty as to which jurisdiction and venue a case will ultimately be heard in, particularly given that variations in facts, circumstances and the particular provisions at issue often alter the legal analysis and judicial interpretation, which may delay, prevent or impose additional obstacles on the stockholder in such litigation. The choice of forum provisions may therefore limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for, or otherwise present obstacles and challenges in connection with, disputes with us or any of our current or former director, officer, other employee, agent, or stockholder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office, warehouse and storage space in Dumont, New Jersey. Except for the lease for our office space and warehouse which terminates on September 30, 2029, each of these leases terminate on December 31, 2025. We use the premises for administrative purposes and to store equipment, vehicles and supplies. In the fiscal year ended December 31, 2021 we paid a total of $173,970 in rent under these leases.

Four entities are landlords under the Company’s building leases. These landlords are entities which are owned by Brian Weis, our Chief Operating Officer, and certain family trusts. Additionally, David Hauck, a 5% stockholder, is a 20% owner of one landlord. See “Item 13. – Certain Relationships and Related Transactions, and Director Independence” for more information.

In addition, prior to the closing of the Acquisition, Mikab entered into a lease agreement for office space in Leesburg, Virginia for a term ending on July 31, 2023.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock issued is traded on the OTC Pink Market under the symbol “ACRU.” On April 7, 2022, the last reported sale price of our common stock on the OTC Pink Market was $2.15.

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended December 31, 2021 and 2020. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All numbers have been adjusted to give effect to our reverse split effected on December 1, 2021.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 30, 2021:
First Quarter	$11.6	$4.305
Second Quarter	$13.5	$5.5
Third Quarter	$12.48	$0.61
Fourth Quarter	$8.75	$1.5

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 30, 2020:
First Quarter*	$2.28	$0.6
Second Quarter*	$5.0	$0.6
Third Quarter*	$3.26	$0.9
Fourth Quarter	$7.7	$1.83

Stockholders

As of April 5, 2022, there were approximately 52 holders of record of our common stock. A certain amount of the shares of common stock is held in street name and may, therefore, be held by additional beneficial owners.

Dividends

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, but not limited to, our operations, capital requirements, and overall financial condition.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Unregistered Sales of Equity Securities

All unregistered sales of our equity securities during the year ended December 31, 2021 have been previously reported.

ITEM 6. RESERVED

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes, as well as the sections of this Report titled “Business” and “Risk Factors.” The following overview provides a summary of our business and industry as more specifically described, including with respect to the risks and uncertainties inherent in our business, in the above-referenced sections of this Report.

Overview

Prior to the Acquisition in August 2021, the Company was a shell company with no operations. Following the Acquisition, we provide specialty contracting services to market participants in the telecommunications and clean energy industries and infrastructure build throughout the United States. A proportion of our workforce is staffed through a unique in-house program through which we hire and train military veterans to provide construction and maintenance services to our customers, and we also hire employees with skill and experience in our fields and use third party independent contractors for our operations.

Our business, which is conducted primarily through Mikab, consists of the following:

●	fiber construction and 5G wireless construction, which are collectively grouped into the broader category of telecommunications infrastructure and consist of construction and maintenance and related services with respect to fiber optic cables;

●	wireless cell towers and 5G small and macro cells;

●	site planning and installation and related services for clean energy systems, with an initial focus on EV charging stations; and

●	workforce development with respect to the unique in-house training program to support the services we provide which is currently being provided at the parent company level and is in the process of being transferred to a new subsidiary.

Since the Acquisition, we have continued our telecommunications service business, commenced training of veterans and negotiated with third parties about EV opportunities. For an overview of each such industry and current trends within them, as well as our current and planned role as a market participant in each space, see “Business — Clean Energy.”

Understanding Our Results of Operations

Revenue. We provide construction, installation, maintenance and upgrade services to our customers. We derive revenue from projects performed under master and other service agreements as well as from contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system. See “Business” on page 1 of this Report for discussion of our business and revenue-generating activities.

Costs of Revenue, Excluding Depreciation and Amortization. Costs of revenue, excluding depreciation and amortization, consists principally of salaries, employee incentives and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project profit or loss is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates. Estimated losses on contracts, or the excess of estimated costs to complete a contract over the contract’s remaining revenue, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, excluding depreciation and amortization, include:

Project Mix. The mix of revenue derived from the projects we perform impacts overall project margins, as margin opportunities can vary by project. For example, installation work, which is often performed on a fixed price basis, has a higher level of margin risk than maintenance or upgrade work, which is often performed under pre-established or time and materials pricing arrangements. As a result, changes in project mix between installation work and maintenance or upgrade services can affect our project margins in a given period. Our project mix by industry can also affect our overall margins, as project margins can vary by industry and over time.

Seasonality, Weather and Geographic Mix. Seasonal patterns, which can be affected by weather conditions, can have a significant effect on project margins. Adverse or favorable weather conditions can affect project margins in a given period. For example, extended periods of rain or snowfall can negatively affect revenue and project margins due to reduced productivity from projects being delayed or temporarily halted. Conversely, when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably affect project margins. In addition, the mix of business conducted in different geographic areas can affect project margins due to the particular characteristics of the physical locations where work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also affect project margins. Presently, the vast majority of our telecommunications work is performed in New Jersey and Eastern Pennsylvania.

Price and Performance Risk. Overall project margins may fluctuate due to project pricing, changes in the cost of labor and materials, job productivity and work volume. Job productivity can be affected by quality of the work crew and equipment, the quality of specifications and designs, availability of skilled labor, environmental or regulatory factors, customer decisions or delays and crew productivity. Crew productivity can be influenced by weather conditions and job terrain, such as whether project work is in a right of way that is open or one that has physical obstructions or legal encumbrances.

Subcontracted Resources. Our use of subcontracted resources in a given period is dependent upon activity levels and the amount and location of existing in-house resources and capacity. Project margins on subcontracted work can vary from those on self-performed work. As a result, changes in the mix of subcontracted resources versus self-perform work can affect our overall project margins.

Material and Labor Costs. In some cases, our customers are responsible for supplying materials on projects; however, under certain contracts, we may agree to provide all or part of the required materials. Project margins are typically lower on projects where we furnish a significant amount of materials due to the fact that margins on materials are generally lower than margins on labor costs. Therefore, increases in the percentage of work with significant materials requirements could decrease our overall project margins.

General and Administrative Expense. General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits, insurance and risk management, legal, financial and other professional fees, facilities upkeep, information technology services and executive functions. General and administrative expenses also include non-cash stock-based compensation expense, outside professional and accounting fees, expenses associated with information technology used in administration of the business, acquisition costs, including those related to acquisition integration, and, from time to time, certain restructuring charges.

Interest Income or Expense. Interest expense consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs and other interest expense, including interest expense related to financing arrangements and mandatorily redeemable non-controlling interests. Interest expense is offset, in part, or becomes interest income, by interest earned on cash and other investments.

Other Income or Expense. Other income or expense consists primarily of gains or losses from sales, disposals of, or changes in estimated recoveries from assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments.

Results of Operations

Results of Operations for the Fiscal Year ended December 31, 2021 Compared to the Fiscal Year Ended December 31, 2020

Revenue for the year ended December 31, 2021 increased to $5,512,368 compared to $4,713,541 in the year ended December 31, 2020. The increase was primarily attributable to improvements in work orders volume and additional contracts with major customers.

Cost of revenue for year ended December 31, 2021 was $4,077,387, an increase from $3,277,920 in the year ended December 31, 2020. Our gross profit margins were approximately 26% in 2021 compared to approximately 30% in 2020. The reduction in gross profit margin was primarily due to inability to complete projects within the timelines contemplated due to challenges arising from the COVID-19 pandemic and supply shortages.

Our operating expenses increased to $3,664,364 for the year ended December 31, 2021 compared to $838,063 for the year ended December 31, 2020. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses including non-cash charges arising from our issuance of $2,485,000 of senior secured convertible notes and warrants and SEC reporting expenses following the Acquisition in 2021.

Net income (loss) - in the year ended December 31, 2021 we had a net loss of $(1,889,214) compared to a net income of $418,917 the prior year. The decrease was primarily due to an increase in operating expenses, which was primarily attributable to an increase in general and administrative expenses.

Revenue from our customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to its supply chains or changes in customer ordering patterns due to uncontrollable events such as the COVID-19 pandemic and geopolitical turmoil. The Company’s ability to recognize revenue in the future for its backlog of customer orders will depend on the Company’s ability to acquire, assemble and deliver products and services to the customers and fulfill its other contractual obligations. Additionally, significant uncertainty exists surrounding our future revenue prospects given our dependence on a limited number of customers for the vast majority of our revenue.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $1,046,709, compared to net cash provided by operating activities of $644,413 for the year ended December 31, 2020. The increase in cash used in operating activities in 2021 as compared to 2020 was primarily attributable to the Company incurring a net loss of $1,889,214 in 2021 compared to net income of $67,547 in 2020, offset by increases in accounts payable, related party-shirt term debt and current liabilities.

Cash Flows from Financing Activities:

For the fiscal year ended December 31, 2021, the net cash provided in financing activities by the Company was $904,349 primarily due to proceeds from issuance of convertible notes partially offset by distributions to stockholders, repayment of related party loans, the payment of recapitalization costs and for payments of certain stockholders’ life insurance. For the fiscal year ended December 31, 2020, net cash used by financing activities was $312,519 consisting of payments to related parties, distributions to stockholders and payment of certain stockholders’ life insurance.

For the year ended December 31, 2021, we borrowed $630,000 from our principal shareholders and related parties. In the year ended December 31, 2020, we repaid $1,254,168 of loans to Mikab’s former principal shareholder.

During the fourth quarter of 2021, the Company raised $2,485,000 of capital in the form of senior secured convertible notes. The notes pay interest at the rate of 8% and are payable in the fourth quarter of 2023. The lenders can convert the investment at a rate of $1.9034 per share. The lenders also received warrants to buy common stock of the Company at $1.9034. These warrants expire in the fourth quarter of 2026.

Cash Flows from Investing Activities

Our net cash used in investing activities in the fiscal year ended December 31, 2021 was $0, when compare to $28,256 in the fiscal year ended December 31, 2020, attributable to the acquisition of fixed assets.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements.

Because AmeriCrew does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about AmeriCrew’s ability to continue as a going concern. Therefore, AmeriCrew will need to raise additional funds and is currently exploring alternative sources of financing. Historically, AmeriCrew raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans from related parties.

The Company has $301,596 in cash on hand as of April 12, 2022. We owe $256,000 to our Former Principal Stockholder which was due December 30, 2021; we also owe $351,649 of bridge notes due on July 31, 2022, and the balance of $300,000 due on December 31, 2022. We will need to raise additional capital to fund our operations for the next 12 months and to repay our short-term debt and the Notes. The $2,485,000 of Notes mature between October-December 30, 2023. In addition, we owe $464,078 to the estate of a family member of our Chief Operating Officer which is due January 1, 2025, and $256,000 to our Former Principal Stockholder.

Our liquidity is primarily derived from financing transactions and revenue from accounts receivable from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next 12 months.

We are reliant upon completing one or more securities offerings in the future to continue our operations as planned and to meet our financial obligations. Because we were only able to raise $2,465,000 of the up to $15,000,000 sought in our recent private placement offerings which closed as of December 31, 2021, we will require additional capital to meet our financial obligation and working capital requirements for the next 12 months. Further, management had previously estimated needing at least $7,000,000 from the recent financing to meet our growth objectives, and we will therefore require additional capital in order to execute our business plan. A summary of the recent financings is provided below.

On January 28, 2022, Mikab entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Tower Cap LLC (the “Purchaser”) under which the Purchaser agreed to purchase selected Mikab accounts receivable (subject to a required reserve). The Purchaser retains the right to purchase such accounts as it deems appropriate. Under the Factoring Agreement, the amount advanced to Mikab varies by account debtor. Mikab must repurchase delinquent accounts which are past due within 30 days. The fees include interest ranging from 1.95% per month for accounts due in 30 days to 1.75% for accounts due in 90 days in addition to other fees which Mikab will be charged in the ordinary course of the relationship. The Purchaser also has a security interest (subject to that of the holders of the 2021 Notes) in all accounts receivable and other assets of Mikab. As of April 11, 2022, Mikab had received $188,765 from the sale of accounts receivable under the Factoring Agreement.

Other than paying our debt obligations as they come due, the Company intends to utilize any available cash primarily for its continued operations and organic growth. However, in order to execute our business plan, we will need to raise at least an additional $7 million. We expect to commence a new offering of 2022 Notes and Warrants and seek to raise up to $7 million on a best efforts basis.

We anticipate raising the additional funds to meet our financial obligations, working capital and growth capital requirements which will likely require us to issue or debt securities which will be dilutive to our current stockholders and/or could impose restrictions on our future operating and financing activities. See “Risk Factors” beginning on page 13 for more information on the risks we face with respect to our operational and financing activities, outstanding securities, and need for additional capital to continue and grow our operations and meet our financial obligations as and when they come due.

Related Party Bridge Loans and Accompanying Notes and Warrants

During the period from May 27, through August 11, 2021, certain insiders (the “Related Party Lenders”) made a total of $651,649 of bridge loans to the Company. These loans are evidenced by promissory notes which bear interest at 12% per annum and were originally due upon the earlier of the closing of the Acquisition or September 1, 2021. The Company also issued Warrants in connection with the bridge loans. The Related Party Lenders agreed to defer payment until the closing of the first financing following the closing of the Acquisition, and subsequently agreed to modify the bridge notes, the effect of which was to extend the indebtedness’ due date into 2022. For more information about these related party notes and warrants, see “Item 13. – Certain Relationships and Related Transactions, and Director Independence.”

Acquisition Strategy

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies. Additionally, our inability to raise sufficient proceeds from our private placement offerings in late 2021 has hindered our ability to pursue acquisitions as planned, and will likely delay our acquisition efforts in 2022 and beyond, particularly given our financial obligations under the related party bridge notes and Notes which extend into late 2023.

Impact of COVID-19

The COVID-19 pandemic has had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

The COVID-19 pandemic had a negative impact on our operations in 2021, demonstrated by reduced revenue during all reported periods. Although COVID-19 may have had some impact in the first quarter of 2022, it seems to no longer have any material effect. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Critical Accounting Policies and Estimates and Recent Accounting Pronouncements

Please see the notes to our financial statements included in this Report for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Corporation to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Corporation applied prior to the adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity in 2019.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplemental Data

AMERICREW INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of AmeriCrew, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCrew, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

April 15, 2022

Firm ID is 5041.

AMERICREW INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$721,452	$863,812
Accounts receivable - net of allowance	1,452,560	487,239
Prepaid	241,865	141,625
Total current assets	2,415,877	1,492,676

Fixed assets:
Fixed asset - cost	1,460,174	1,597,986
Less accumulated depreciation	(1,355,576)	(1,460,125)
Fixed assets, net	104,598	137,861

Other assets
Deferred tax asset
Employee incentive mortgages	-	6,578

Total assets	$2,520,475	$1,637,115

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,089,070	$178,574
Accrued expenses	138,051	0
Loan payable - related party	$170,780	-
Total current liabilities	1,397,901	178,574

Other liabilities:
Loan payable - stockholder	464,078	464,078
Loan payable - other (Note 10)	90,717
Note payable, net (Note 10)	522,563
Convertible note, net (Note 12)	2,411,732	-
Convertible note accrued interest	14,706	-
Total Liabilities	$4,763,647	$642,652
Commitments and contingencies

Stockholders’ (deficit) equity (Note 2 and Note 13)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 0 and 3,094,000 shares were issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	3,094
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,764,424 shares issued and outstanding as of December 31, 2021 and December 31, 2020	15,764	290

Additional paid in capital	(139,966)	88,336
Accumulated (deficit) equity	(2,257,020)	902,743
Total Stockholders’ (deficit) equity	(2,520,475)	994,463

Total liabilities and stockholders’ (deficit) equity	$2,520,475	$1,637,115

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Revenue	$5,512,368	$4,713,541

Cost of revenue	4,077,387	3,277,920
Gross Profit	1,434,981	1,435,621

Operating expenses:
General and administrative expenses	3,631,102	808,733
Depreciation	33,262	29,330
Total operating expenses	3,664,364	838,063

Operating (loss) income
Officers/owners salaries	-	(531,812)
Interest expense	(18,126)	1,801
Gain on sale of assets	(1,000)	-

Income (loss) from continuing operations	(2,248,509)	67,547

Non-recurring income:
Gain on debt forgiveness & other Income	359,295	351,370
Net income / (loss)	(1,889,214)	418,917

(Loss) earnings per common share (Note 2):
Basic	(0.97)	2.96
Diluted	(0.97)	2.96
Weighted-average number of common shares outstanding
Basic	1,943,735	141,644
Diluted	1,943,735	141,644

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Capital	Retained	Total Stockholders’	Common Stock		Preferred Stock		Additional Paid in	Retained	Total Equity
	Stock	Earnings	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
December 31, 2020, as originally reported	$91,720	$902,743	$994,463	-	$-	-	$-	$-	$-	$-
Recapitalization MIKAB/PHBR	(91,720)	(902,743)	(994,463)	290,340	290	3,094,000	3,094	88,336	902,743	994,463
December 31, 2020	$-	$-	$-	290,340	290	3,094,000	$3,094	$88,336	$902,743	$994,463
Cash distribution to stockholders				-	-	-	-	-	(1,254,168)	(1,254,168)
Premiums paid for stockholders’ life insurance				-	-	-	-	-	(16,381)	(16,381)
Capital stock of deconsolidated company				-	-	-	-	(10,100)	-	(10,100)
Conversion of PhoneBrasil International Equity				-	-	-	-	(17,550)	-	(17,550)
Conversion of preferred stock				15,474,084	15,474	(3,094,000)	(3,094)	(12,380)	-
Recapitalization Expenses				-	-	-	-	(282,450)	-	(282,450)
Issuance of equity warrants				-	-	-	-	94,178	-	94,178
Net Income (Loss)				-	-	-	-	-	(1,889,214)	(1,889,214)
Balance as of 12/31/2021				15,764,424	$15,764	-	$-	$(139,966)	$(2,257,020)	$(2,381,222)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,889,214)	$67,547

Adjustments to reconcile net operating income / (Loss) to net cash provided by / (used in) operating activities:
Depreciation	33,262	29,330
Amortization of employee incentive mortgages	-	31,578
Interest expense	17,262
Gain on debt forgiveness	-	351,370
(Increase) decrease in net accounts receivable	(965,322)	128,268
Prepaid expenses	(100,240)
(Increase) in other assets	-	(4,585)
Increase in accrued expenses	138,051	-
Increase in accounts payable	910,502	40,905
Increase/(decrease) in related party - short term debt	170,780	-
Increase/(decrease) in other current liabilities	638,210	-
Net cash (used) provided by operating activities	(1,046,709)	644,413

Cash flows from investing activities
Acquisition of fixed assets	-	(28,256)
Net cash (used) by investing activities	-	(28,256)

Cash Flows from financing activities
Proceeds from issuance of convertible notes	2,485,000	-
Payment of recapitalization costs	(310,100)	-
(Repayments) of loans from Stockholders & related parties		(55,000)
Premiums paid for stockholders’ life insurance	(16,383)	(43,496)
Distributions to stockholders	(1,254,168)	(214,023)
Net cash (used)/provided by financing activities	904,349	(312,519)

Net increase/(decrease) in cash and cash Equivalents	(142,360)	303,638
Cash and cash equivalents at beginning of period	863,812	560,174
Cash and cash equivalents at end of period	$721,452	$863,812

Supplemental disclosure of cash flow information:
Income taxes paid	$2,890	$2,937
Noncash investing activities
Disposal of property and equipment	$137,811	$-
Noncash financing activities
Conversion of preferred stock to common stock	$15,474	$-
Warrants issued to holders of bridge loans	$18,353	$-
Warrants issued to holders of senior debt	$75,824	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Business, Basis of Presentation and Significant Accounting Policies

Nature of the Business

AmeriCrew, Inc. (AmeriCrew” or the “Company”) and Mikab, Corporation (“Mikab”) are each service companies engaged in the business of building a national infrastructure involving the installation of rural wireless telecommunication cables, upgrading wireless communications towers and other above-ground infrastructure and going forward providing planning, installation, maintenance and upgrade services with respect to electronic vehicle (EV) charging stations.

The Company provides specialty contracting services to market participants in the telecommunications and clean energy industries and infrastructure build throughout the United States. A proportion of the Company’s workforce is staffed through a unique in-house program through which the Company hires and trains military veterans to provide construction and maintenance services to customers.

The Company’s business consists of the following: fiber construction and 5G wireless construction, which are collectively grouped into the broader category of telecommunications infrastructure and consist of construction, maintenance and related services with respect to fiber optic cables, wireless cell towers and 5G small and macro cells, site planning and installation and related services for clean energy systems, with an initial focus on EV charging stations, and workforce development with respect to the in-house training program to support the services that the Company provides.

The Company’s operations (determined based on revenue) are predominantly focused on its telecommunications infrastructure services business, and in the geographic area of New Jersey and Eastern Pennsylvania.

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

The Company entered into a Share Exchange Agreement (the “SPA”) effective as of August 12, 2021 with Mikab and its stockholders. On August 12, 2021, the Company completed the acquisition of all of the issued and outstanding stock of Mikab and Mikab became a wholly owned subsidiary of the Company. At the closing the Company delivered to the former Mikab Shareholders a 94.6% of the equity of The Company. Under guidance of ASU 805-10-55-11 thru 15 Mikab has been identified as the acquirer for accounting purposes.

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

The Company has $301,596 in cash on hand as of April 12, 2022. The Company owes $256,000 to its former principal stockholder which was due December 30, 2021; it also owes $351,649 of bridge notes due on July 31, 2022, and the balance of $300,000 due on December 31, 2022. The Company will need to raise additional capital to fund its operations for the next 12 months and to repay its short-term debt and the convertible promissory notes. The $2,485,000 of the senior secured promissory notes mature between October-December 30, 2023. In addition, the Company owes $464,078 to the estate of a family member of its Chief Operating Officer which is due January 1, 2025, and $256,000 to its former principal stockholder.

Our liquidity is primarily derived from financing transactions and revenue from accounts receivable from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next 12 months.

The Company is reliant upon completing one or more securities offerings in the future to continue its operations as planned and to meet its financial obligations. Because it was only able to raise $2,465,000 of the up to $15,000,000 sought in its recent private placement offerings which closed as of December 31, 2021, the Company will require additional capital to meet its financial obligations and working capital requirements for the next 12 months. Further, management had previously estimated needing at least $7,000,000 from the recent financing to meet its growth objectives, and it will therefore require additional capital in order to execute our business plan.

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

COVID-19 Pandemic and General Economic Conditions

The COVID-19 pandemic has disrupted business activities and global economic conditions throughout 2020 and 2021, and has negatively affected the Company’s operations during the same period, including from reduced crew productivity due to mitigation measures, the health and availability of work crews or other key personnel and subcontractors; supply chain disruptions; delayed project start dates; and lost productivity from governmental permitting approval delays, project shutdowns and/or cancellations, among other factors. While the adverse effects of the COVID-19 pandemic have partially subsided, its effects vary by region, and uncertainties arising from the COVID-19 pandemic could continue to disrupt economic conditions and business activities, particularly as new variants of COVID-19 arise. The extent to which the COVID-19 pandemic, including the recent and emerging variants, could affect the Company’s business, operations and financial results is uncertain as it will depend upon numerous evolving factors that management may not be able to accurately predict. The acceptance and effectiveness of vaccines and treatments, along with the length and extent of any continuing economic and market disruptions are unknown, and therefore, any future impacts on the Company’s business, financial condition and/or results of operations cannot be quantified or predicted with specificity.

The Company believes that it has taken appropriate steps to mitigate the effects of the COVID-19 pandemic on its business, and the Company’s business model has, thus far, proven resilient. Management continues to adapt to the changing operational and economic environment that has resulted from the COVID-19 pandemic. The Company’s top priority has been to take appropriate actions to protect the health and safety of its employees, customers and business partners, and it continues to monitor evolving health guidelines and respond to changes as appropriate. Notwithstanding moderation of the COVID-19 pandemic and related governmental and other restrictions, the Company may continue to experience negative effects on its business and operations from possible longer-term changes in consumer and customer behavior and/or from negative economic conditions, including recent inflationary effects, supply chain disruptions, including limited availability of products, and rising interest rates.

Several relief measures have been enacted in response to the effects of the COVID-19 pandemic, including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Coronavirus Response and Relief Supplemental Appropriations Act (the “Coronavirus Relief Act”).

Principles of Consolidation

The consolidated financial statements include two other related entities controlled by AmeriCrew, Mikab Corporation and AmeriCrew CE Services, LLC. These companies are the operating units of AmeriCrew and generate all of the revenues for AmeriCrew. AmeriCrew CE Services, LLC was formed on March 29, 2021 as a subsidiary of Mikab. All intercompany transactions are eliminated in consolidation.

Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021, and December 31, 2020, AmeriCrew’s cash equivalents totalled $721,452 and $863,81297 respectively.

AmeriCrew maintains demand deposit checking accounts and a money market account at Chase Commercial and TD Bank. At times during the year, AmeriCrew’s cash balance exceeded the FDIC and SPIC insured limits.

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

	December 31, 2021	December 31, 2020
Accounts Receivable – Total	$1,491,860	$501,538
Less: Allowance for Doubtful Accounts	(39,300)	(14,300)
Accounts Receivable – Net	1,452,360	487,238

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to the adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity in 2019.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied, and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services.

Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.

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

Fixed Assets	December 31, 2021	December 31, 2020
Trucks and Automobiles	$785,332	$785,332
Equipment	293,543	431,355
Improvements	381,300	381,300
Total Cost	1,460,174	1,597,986
Less: Accumulated Depreciation	(1,355,576)	(1,460,125)
Fixed Assets – Book Value	104,598	137,861

(Loss) Earnings per share

We compute basic earnings (loss) per common share by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of warrants, and (3) the dilutive effect of other potentially dilutive securities. We exclude the potential dilutive effect of warrants and convertible instruments from the determination of diluted earnings (loss) per common share if the effect of including them would be antidilutive.

Convertible debt

For convertible debt instruments, we consider whether the debt note represents a host contract and an option to convert into the shares (i.e., an embedded conversion option) commonly referred to as a hybrid instrument. Embedded conversion options are bifurcated from the host contract and accounted for at fair value if (1) the economic characteristics and risks of the embedded conversion option are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument that includes both the host and the embedded conversion option is not remeasured at fair value with changes reported in earnings each reporting period, and (3) a separate instrument with the same terms as the embedded conversion option would be a derivative instrument. We then consider whether the embedded conversion option meets the ASC 815-10-15-74 scope exception. For dilutive earnings per share calculation, we consider that, in periods of net loss, the application of the if-converted method to convertible securities could be anti-dilutive.

Income Tax Status

Mikab was previously a subchapter S corporation until the share exchange on August 12, 2021, when Mikab’s Subchapter S election was terminated. As of that date forward the Company will be treated as a taxable C corporation. Separate short year tax returns for S and C Corporations will be required to be filed for 2021.

Accounting for Uncertain Tax Positions

The Company evaluates all significant tax positions. As of December 31, 2021, the Company does not believe that it has any significant tax positions that would result in additional tax liability to the stockholders of the Company, nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

The Company’s income tax returns are subject to examination by appropriate taxing authorities. As of December 31, 2021, the Company’s federal and state income tax returns generally remain open for the last three years.

Major Customers

The Company had four major customers that accounted for 77% of its total sales for the year ended December 31, 2021. Three major customers accounted for 84% of the Company’s total sales for the year ended December 30, 2020.

New Accounting Standards (Pending Adoption)

Leases (ASU 2016-02) In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee’s right to use, or control the use of, a specified asset for the lease term. As Mikab was a non-public entity, this standard is effective for AmeriCrew annual reporting period beginning after Dec 15, 2021 enacted through ASU 2016-02. The new standard requires a modified retrospective basis. ASU 2016-02, which the Company adopted during the first quarter of 2022, resulted in the recording of a right of use asset and operating lease liability in the amounts of $209,834 and $209,834 respectively, on the Company’s consolidated financial statements.

NOTE 2 — (Loss) earnings per share

The following table set forth the computation of the Company’s basic and dilutive earnings (loss) per common share:

	2021	2020
Numerator:
Net income (loss)	$(1, 889,214)	$418,917
Net (loss) income attributable to common shareholders	(1, 889,214)	418,917
Denominator:
Basic weighted average common shares outstanding	1,943,735	141,644
Basic (loss) earnings per common share	(0.97)	2.96
Diluted:
Weighted average common shares outstanding	1,943,735	141,644
Effect of potentially dilutive common stock equivalents	-	-
Diluted weighted-average common shares outstanding	1,943,735	141,644
Diluted (loss) earnings per common share	(0.97)	2.96

	2021	2020
Convertible senior debt	154,259	-
Outstanding warrants on common stock, senior debt	154,259	-
Total	308,518	-

Potentially anti-dilutive securities that were excluded from (loss) earnings per share that could potentially be dilutive in future periods are as follows:

	2021	2020
Convertible senior debt	154,259	-
Outstanding warrants on common stock, senior debt	154,259	-
Total	308,518	-

NOTE 3 — Non-Recurring Item

As a result of the Corona 19 Virus pandemic, Mikab was able to obtain Paycheck Protection Program loans described in the CARES Act in the amount of $351,370 for payroll and other expense reimbursement in 2021 and 2020. Both loans were completely forgiven in 2021. As a result, the full amounts are shown as non-recurring income for gain on debt forgiveness on the Statements of Income and Retained Earnings.

NOTE 4 — Related Party Transactions

Brian Weis, the Company’s Chief Operating Officer and his family members own entities which lease premises to AmeriCrew. These are as follows for the year ended December 2021 and year ended 2020:

Entity	Product	2021	2020
New Jersey Tower Service Inc	Services	$33,767	$121,173
Mikab Equipment Sales Inc	Equipment	23,836	-
29 Aladdin Avenue Realty, LLC	Premises Lease	27,900	48,000
75 Second Street Realty LLC	Premises Lease	10,800	9,000
Mikab Realty LLC	Premises Lease	10,800	10,800
Mikab Properties LLC	Premises Lease	80,978	72,900
See Note 11 for information on related party loans to the Company and associated warrants.

NOTE 5 — Leasing Arrangements

Mikab leases a commercial building under a 20 -year lease beginning October 1, 2009 and ending September 30, 2029, payable in monthly installments of $8,998 from Mikab Properties (a related party as described in Note 3). Mikab is required to carry insurance and pay for all needed repairs, maintenance and real estate taxes. The rental amount has been reduced in the last three years to $96,000 in 2021 and $96,000 in 2020 by agreement between the parties.

There were oral month-to-month agreements for the three other premises Mikab leases prior to 2021. Beginning in 2021, these three premises are under five-year lease agreements payable in monthly installments of $3,100 to 29 Aladdin Avenue Realty LLC, $1,200 to 75 Second Street Realty LLC and $1,200 to Mikab Realty LLC. Each has a 3% annual increase for the term of the leases.

NOTE 6 — Employee Incentive Mortgages

Several key employees have received loans from Mikab prior to August 2021 in exchange for delivery of notes secured by mortgages on properties the employees own in the amount of $75,000. Prior to August 2021, Mikab forgave these loans. These notes were being amortized over a nineteen-year period with each employee getting a pro rata reduction at the end of each year of service without making payments on the employee’s respective note. The unamortized balances of the notes are $0 and $6,578 on December 31, 2021 and December 31, 2020.

NOTE 7 — Stockholders’ Life Insurance

Mikab has purchased insurance on the lives of certain former Mikab stockholders. Including AmeriCrew’s Chief Operating Officer. Mikab is both the owner and beneficiary of these policies. The purpose of these policies is to buy back the shares of the stockholder in the event of their death.

Mikab also provides whole life insurance to several of the key employees who have been given incentive mortgages as described in Note 6.

NOTE 8 – Accounting for Uncertain Tax Positions

Income Taxes: In accordance with ASC 740 Income Taxes, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or the tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement. Deferred taxes are not provided on undistributed earnings of our foreign operations that are considered to be permanently reinvested. Management has determined that there are no uncertain tax positions to be recognized for the years ended December 31, 2021 and 2020. The Company’s policy is to include interest and penalties, if any, within the provision for taxes in the consolidated statement of operations and comprehensive loss. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

The Company’s Federal and state income tax returns are subject to examination by the Internal Revenue Service and state authorities, generally for a period of three years after they are filed. Currently, there are no open examinations at the federal, state, or local level. However, it is noted the Internal Revenue Service has the authority to examine the tax years where the Company has a net operating loss carryforward. The statute of limitations does not begin until the carryforward is utilized. The earliest net operating loss carryforward is for the period ended December 31, 2017. Therefore, tax years ending 2017 through 2019 are subject to examination by Federal and state taxing authorities.

Income Taxes

The income tax expense for the years ended December 31, 2021 and 2020 was as follows:

December 31,	2021	2020
Current:
Federal	$0	$0
State	0	0
International	0	0
Total current	0	0
Deferred:
Federal	0	0
State	0	0 000
International	0	0
Total deferred	0	0
Total income tax expense / (benefit)	$0	$0

On December 22, 2017, the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) resulted in significant changes to the U.S. tax code, including a reduction in the maximum federal corporate tax rate from 35% to 21% effective January 1, 2018. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income at the time of enactment of such a change.

The Tax Act also creates a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. It imposes a new Global Intangible Low Tax Income (“GILTI”). None of the ReKTGlobal, Inc. foreign subsidiaries have foreign earnings subject to the GILTI tax for the current year.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law, which has certain retroactive impacts to net operating losses generated in 2018 and after, as well as a change to the allowable interest deduction amount under 163j. Under the new CARES Act, net operating losses generated in 2021 and 2020 will no longer be subject to the 80% limitation to offset future taxable income and will be available for carryback provisions of up to five years prior to the loss year. The section 163j limitation has been increased from 30% of adjusted taxable income (“ATI”) to 50% of ATI for tax years 2021 and 2020. The 2021 and 2020 income tax provisions do reflect these tax impacts, which do not have a material effect on the income tax provisions or financial statements.

The effective tax rate differs from the statutory Federal rate of 21% primarily because of the change in valuation allowance and the uncertainty of realizing a tax benefit from the Company’s NOLs.

Based on the income tax provision calculations as of December 31, 2020, the Company does not have NOL carryforwards available to offset future taxable income for Federal tax returns, or state tax returns. The 2017 Federal NOLs expire 20 years after being incurred and begin to expire in 2037. Federal NOLs incurred in 2021 and 2020 do not expire.

The primary components of temporary differences are approximately as follows:

December 31,	2021	2020
Deferred tax assets:
Nonqualified stock options	0	0
Other deferred taxes	0	0
Net operating losses – federal	0	0
Net operating losses – state	0	0
Intangibles – international	0	0
Other deferred taxes – international	0	0
Net operating losses – international	0	0
Total deferred tax assets	0	0
Valuation allowance	0	0
Net deferred tax assets	0	0
Deferred tax liabilities:	0	0
Property and equipment	0	0
Total deferred tax liabilities	0	0
Net deferred tax asset / (liability)	$0	$-0

Full valuation allowances have been established for Federal, state and local, and non-US jurisdictions that reduce deferred tax assets to an amount that will, more likely than not, be realized. This determination must be made on a jurisdictional basis at a federal, state, and non-U.S. level. An uncertainty that may affect the realization of these assets is the ability of the Company to generate sufficient taxable income from its operations. The valuation allowance did not for the years ended December 31, 2021 and 2020, respectively.

NOTE 9 — Fair Market Value (FMV)

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

NOTE 10 — Loans Payable Related Party--Warrants

As of December 31, 2021 and December 31, 2020 the balances of notes payable related party were $651,649 and $0 respectively. Inclusive of bridge loans ($480,000), Short term loans ($150,000) and accrued interest ($16,035). Bridge Loans bear an annualized of interest rate of 12% through September 1 and 15% thereafter. The Notes payable to related parties are presented net of unamortized discount of $18,353.

Individual/Entity	Amount of Note ($)	Due Dates	Number of Warrants
David Unger	107,083	July 31, 2022	42,902
Earl Scott	160,600	July 31, 2022	64,282
Brian Weis	31,425	July 31, 2022	12,519
Lender	52,541	July 31, 2022	20,959
New Jersey Tower Inc	150,000	December 31, 2022	90,000
RR Power Leasing, LLC	150,000	December 31, 2022	90,000

Warrants issued to holders of bridge loans were valued at $0.05. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

	2021	2020
Stock price	$1.59	-
Exercise (strike) price	$1.90	-
Time to maturity (in years)	5	-
Annual Risk Free Rate	2.00%	-
Annualized volatility	7.00%	-

The warrants had a calculated fair value of $16,033. Using the relative fair value method, resultant debt discount and equity classified Warrant in the amount of $18,353 were recorded.

NOTE 11 — Loans Payable Stockholders

As of December 31, 2021 and December 31, 2020 the balances of loan payable stockholder were $464,078 and $464,078 respectively. The loan bears no interest until maturity on January 1, 2025. Interest after maturity is 10% per annum until fully repaid.

NOTE 12 – Convertible Debt and Warrants

During the fourth quarter of 2021, the Company sold $2,485,000 of senior secured convertible notes (the “Notes”) and five-year warrants (the “Warrants”) to purchase 961,544 shares of the Company’s common stock at an exercise price of $1.9032 per share. It also issued 110,342 Placement Agent Warrants to a Placement Agent which contain similar terms to the Warrants except they are exercisable at $2.0935 per share.

Each Note is due two years from the date of issuance. The Notes bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein, and interest is payable in cash or common stock at the option of each investor. The Notes are convertible into shares of common stock at any time following the date of issuance at the holder’s option at a conversion price of $1.9032 per share, subject to certain adjustments. The conversion price will also be subject to adjustment upon any issuance by the Company of common stock or securities convertible or exercisable into common stock at a price per share that is lower than the conversion price (a “Dilutive Price”), subject to certain exempt issuances, whereupon the conversion price will be adjusted to 80% of the Dilutive Price. Furthermore, at any time after December 31, 2022, we may, after written notice to the noteholders, redeem all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 110% of the then outstanding principal amount of the Notes, accrued but unpaid interest and all other amounts due in respect of the Notes (if any). The Notes also contain certain negative covenants including the general inability to borrow funds whether to prepay the Notes or otherwise, although in 2023 we may borrow a sufficient sum to cover the prepayment.

The Warrants are exercisable for five-years from the respective dates of issuance at an exercise price of $1.9032 per share, subject to certain adjustments, including adjustment upon any issuance by the Company of common stock or securities convertible or exercisable into common stock at a Dilutive Price in which event the exercise price will be adjusted to 80% of the Dilutive Price, subject to certain exempt issuances. If at any time after the six-month anniversary of the issuance of the Warrants, there is no effective Registration Statement registering, or no current Prospectus available for, the resale of the shares underlying the Warrants, the holders may exercise the Warrants on a net exercise or cashless basis.

Our obligations under the Notes are secured by a first priority lien on all of our assets and those of our wholly-owned subsidiaries pursuant to a Security Agreement, dated October 5, 2021 by and among the Company, our wholly-owned subsidiaries, Mikab and Americrew Holdings, LLC, the noteholders, and Westpark Capital, Inc. (“West Park”), as agent for the secured parties. Our obligations under the Notes are also guaranteed by our subsidiaries. The Company and our wholly-owned subsidiary, entered into a Guaranty Agreement, dated October 5, 2021.

The Note also contains customary negative covenants prohibiting the Company from certain actions while the Note remains outstanding.

Each of the Note and the Warrants contain a 4.99% beneficial ownership limitation pursuant to which neither may be converted or exercised, as applicable, if and to the extent that following such conversion or exercise the holder would beneficially own more than 4.99% of the Company’s outstanding common stock, subject to increase to 9.99% upon 61 days’ prior written notice by the holder.

In addition, pursuant to the Securities Purchase Agreement, we entered into Registration Rights Agreements with the purchasers, in which we agreed to file a Registration Statement on Form S-1 with the SEC on or before January 31, 2022, covering the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants and to have such Registration Statement declared effective within 90 days thereafter.

The Warrants are equity classified. On the date of issuance, the warrants had a fair value of $65,284 and relative fair value of $75,824.33. Amortization of debt discount in the period of $2,557 was recorded in the year ended December 31, 2021. Convertible notes are presented net of unamortized debt discount in the amount of $73,268.

NOTE 13 — Equity

Common Stock

AmeriCrew has 75,000,000, shares of authorized common stock, par value $0.001 per share.

On September 15, 2020, the Company issued 180,000 shares of $0.000001 par value common stock to Custodian Ventures, LLC in return for a reduction of $5,000 of the interest-free demand loans issued to the Company by Custodian Ventures, LLC. Due to the thinly traded nature of the Company’s common stock trading under the symbol “PHBR”, these shares were valued at $5,000. Custodian Ventures no longer owns shares as of December 31, 2021.

Preferred Stock

AmeriCrew has authorized 10,000,000 shares of preferred stock (the “Preferred Stock”), none of which is currently outstanding. As of December 31, 2021, and December 31, 2020, there were 0 and 10,000,000 shares outstanding, respectively of the Company’s Preferred Stock. Each share of the Company’s Preferred Stock was convertible to common stock at a ratio of 500 to 1.

On October 5, 2020, the Company issued 10,000,000 shares of Preferred Stock to Custodian Ventures, LLC in return for a reduction of $10,000 of related party debt that had been extended to the Company. These shares were valued at $231,132.

On December 21, 2021, all outstanding Preferred Stock automatically converted to common stock.

Change of Control

Effective December 9, 2020, DR Shell LLC, a Delaware limited liability company purchased from Custodian Ventures LLC, 180,000 shares of the common stock of the Company, representing approximately 62% of the outstanding common stock of the Company, and (ii) 10,000,000 shares of Preferred Stock of the Company for a total purchase price of $245,000 in cash. This transaction had no impact on the Company’s financial statements.

NOTE 14 — Subsequent Events

The Company PPP loan received was subsequently forgiven. On January 11, 2022, The Company’s Board of directors distributed the same amount forgiven to legacy Mikab stockholders (those stockholders prior to the date of the acquisition of Mikab). In addition, on January 11, 2022 the Company ratified the action of Mikab in distributing to its legacy stockholders the proceeds of $223,697 in accounts receivable for work performed by Mikab prior to the acquisition. These former Mikab stockholders included Brian Weis, the Company’s Chief Operating Officer and a director, and David Hauck, former Vice President of Mikab and a 9.4% stockholder.

On January 11, 2022, the Company extended related party debt and issued the lenders a total of 320,662 five-year bridge warrants exercisable at $1.9032 per share, subject to adjustment. In addition to 12% per annum interest, a total of $351,469 is due on or before July 31, 2022. The Company owed another related party $300,000 which was due December 31, 2022, of which $44,000 was paid by the due date. The balance is still outstanding.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ending December 31, 2021.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	A substantial portion of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional financial and accounting personnel at such time as we raise or otherwise generate sufficient capital to do so.

Changes in Internal Controls over Financial Reporting

As a result of the acquisition of Mikab in August 2021, management believes that the Company’s internal controls over financial reporting have improved. We remediated one material weakness relating to our lack of segregation of duties. Other than the foregoing, there have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets certain information concerning our executive officers and directors, including their names, ages, anticipated positions with us. Our executive officers are chosen by our Board and hold their respective offices until their resignation or earlier removal by the Board.

Name	Age	Position
P. Kelley Dunne	56	Chief Executive Officer; Director
Brian Weis	50	Chief Operating Officer; Director
Ross DiMaggio	51	Chief Financial Officer; Director
Jose Mercado, Jr.	52	Director
Earl Scott	60	Chief People Officer; Vice President of Workforce Development; Director

Our Certificate of Incorporation provides for a classified Board of Directors, with the Board divided into three classes, with each class consisting as nearly as possible of one third of the number of directors constituting the full Board. Subject to the rights of holders of any preferred stock, each director shall serve for a term ending on the third annual meeting of stockholders following the annual meeting at which such director was elected. The initial terms of each class of directors are as follows: (i) Class I shall serve for a term expiring at the Company’s first annual stockholder’s meeting after the effectiveness of the Certificate of Incorporation (October 2021), (ii) Class II shall serve for a term expiring at the second stockholder’s meeting after October 2021, and (iii) Class III shall serve for a term expiring at the third stockholder’s meeting after October 2021. However, the current directors were appointed to a term expiring at the next annual meeting of stockholders expected to occur in the Summer of 2022. At that time, the Company expects to institute the classified Board.

The following information pertains to the members of our Board and executive officers, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

P. Kelley Dunne. Mr. Dunne has served as the Chief Executive Officer and a director of the Company since August 12, 2021. Mr. Dunne has served as the Managing Member of Novation since February 2012 and is the sole member of Novation. He was selected to serve as a director because of his role as Chief Executive Officer and his knowledge of the industry.

Brian Weis. Mr. Weis has served as the Chief Operating Officer of the Company since August 12, 2021. Mr. Weis has served as a director since January 11, 2022. Mr. Weis has served as the President of Mikab since September 2002. He was selected to serve as a director because of his role as Chief Operating Officer and his knowledge of the industry.

Earl Scott. Mr. Scott has served as the Chief People Officer and Vice President of Workforce Development of the Company since August 12, 2021. Mr. Scott has served as a director since January 11, 2022. Mr. Scott previously served as Senior Advisor and Consultant for Novation from 2019 to 2021. From 2018 to 2020, Mr. Scott served as founder and Chairman of gymGo. From 2012 to 2021, Mr. Scott served as co-founder and Vice Chairman of Warriors4Wireless. From 2014 to 2017, Mr. Scott served as Executive Vice President of Utilities Services for MasTec Communications. From 1992 to 2014, Mr. Scott served as founder and Chief Executive Officer of DYNIS Inc. From 1983 to 1992, Mr. Scott served as the Systems Engineer at IBM and United States Department of Navy. He was selected to serve as a director because of his experience and his knowledge of the industry.

Ross DiMaggio. Mr. DiMaggio has served as the Company’s Chief Financial Officer since January 11, 2022 and has been acting as Chief Financial Officer since November 19, 2021. Mr. DiMaggio has served as a director since December 9, 2020. Mr. DiMaggio served as the Company’s Chief Executive Officer from December 9, 2020 to August 12, 2021. Mr. DiMaggio also serves as our Treasurer and Secretary, and previously served as our Chief Financial Officer until August 12, 2021. He shares control of our Former Principal Stockholder. Prior to his appointment, Mr. DiMaggio served as a partner at DRC Partners, LLC, a merchant banking and strategic advisory firm focused on providing expert advisory services to address the needs of privately and publically-held companies, since February 2009. From February 2019 through July 2019, Mr. DiMaggio was a managing director of Noble Financial Group, broker-dealer where he provided advice on investor relations and the launch of a proprietary platform. Mr. DiMaggio has been the manager of Switchback Capital LLC, an investment fund since December 7, 2018. Mr. DiMaggio has been selected to serve as a director because of his knowledge of the capital markets.

Jose Mercado. Mr. Mercado has served as a director since January 11, 2022. Mr. Mercado has served as owner and President at Thunderbolt Solutions, LLC, a logistics and software development company, since 2018. Prior to that, Mr. Mercado served as Director of Operations at ASRC Federal, Mission Solutions from 2015 to 2018. He was selected to serve as a director because he is a service disabled minority veteran with substantial relevant industry experience.

Director Independence

Our Board has determined that Jose Mercado, a director, is independent under the Nasdaq Listing Rules.

Family Relationships

Other than the wife of Jose Mercado, a director, being the cousin of Brian Weis, our Chief Operating Officer and a director, there are no family relationships among our directors or officers. The wife of our Chief Executive Officer, P. Kelley Dunne, is an employee of the Company.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form such committees.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for the Company at this time. Due to the Company’s size, it is more efficient to have Board leadership and day-to-day management of the Company’s business in the same hands. The challenges faced by us at this stage — implementing our business and marketing plans and continuing and managing our growth — are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer, as well as our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation earned in each of the Company and its subsidiaries during its last two fiscal years ended December 31, 2021 and 2020 by: (i) all individuals who served as the Company’s principal executive officer during the fiscal year ended December 31, 2021; (ii) the Company’s two most highly compensated executive officers other than the principal executive officer who were serving as an executive officer of the Company as of December 31, 2021; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) above but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2021 (the “Named Executive Officers”). The determination of Named Executive Officers gives effect to the Acquisition in accordance with SEC rules.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other compensation ($)		Total ($)
P. Kelley Dunne(1)(2)	2021	0	0	0		0
Chief Executive Officer	2020	0	0	0		0
Brian Weis(2)(3)	2021	$234,704	$—	$30,000	(6)	$264,704
Chief Operating Officer	2020	$166,420.50	$100,000	$30,000	(6)	$296,442.50
Ross Dimaggio(4)	2021	0	0	0		0
Former Chief Executive Officer	2020	0	0	0		0
David Hauck(2)(5)	2021	0	0	0		0
Former Vice President of Mikab	2020	$160,827.71	$100,000	$25,000	(6)	$285,827.71

(1)	As a result of the Acquisition, Mr. Dunne was appointed our Chief Executive Officer. Does not include compensation and/or distributions Mr. Dunne receives from Novation, a limited liability company of which he is the sole member, which provided services to and received payments from the Company under a Master Services Agreement. See “Item 13. – Certain Relationships and Related Transactions, and Director Independence.”
(2)	Does not include shares of capital stock of the Company received in exchange for Mikab capital stock pursuant to the Acquisition.
(3)	Represents amounts paid to Mr. Weis by Mikab prior to the Acquisition closing. Does not include warrants issued to Mr. Weis and his affiliated entities in connection with bridge notes for loans made to the Company in 2021 and subsequent extensions on the maturity dates thereof. See Item 13 “Certain Relationships and Related Party Transactions and Director Independence.” As a result of the Acquisition, Mr. Weis was appointed our Chief Operating Officer.
(4)	Mr. Dimaggio is our former Chief Executive Officer who now serves as Chief Financial Officer. He resigned as Chief Executive Officer upon the closing of the Acquisition.
(5)	Represents amounts paid to Mr. Hauck by Mikab prior to the Acquisition closing. Mr. Hauck resigned in December 2021.(
(6)	Represents insurance and other benefits realized during the period covered. The amounts reported for 2021 do not reflect stockholder distributions made by Mikab since they were not compensatory. See Item 13 “Certain Relationships and Related Party Transactions and Director Independence.”

Outstanding Equity Awards at Fiscal Year End

As of the date of this Report, we do not have outstanding any unexercised options, stock or other equity incentive plan awards.

Agreements with Named Executive Officers

Mikab employed Brian Weis and David Hauck pursuant to oral employment agreements. Prior to the Acquisition, Mr. Weis received an annual salary of $166,420.50 and a car allowance of $1.031.25 per month, which was recently increased to $1,288.80 per month. Mr. Hauck received an annual salary of $160,827.71. We expect to enter into written Employment Agreements with P. Kelley Dunne, Brian Weis, Ross DiMaggio and Earl Scott with annual base salaries of $120,000 for Mr. Dimaggio and $230,000 for the other individuals. The other benefits and compensation to these executive officers is expected to include medical, dental and related insurance benefits and car payments.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2022 for:

●	each of our directors;

●	each of our Named Executive Officers as that term is defined in the Summary Compensation Table contained in this Report;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 15,764,424 shares of our common stock. We have deemed shares of our common stock subject to warrants that are currently exercisable within 60 days of April 15, 2022 to be outstanding and to be beneficially owned by the person holding the warrants for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person other than the respective warrant holders. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 21 Omaha Street, Dumont, NJ 07628.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*	Percentage of Common Stock Beneficially Owned
P. Kelley Dunne(1)	4,825,800	30.6%
Brian Weis(2)	2,791,027	17.5%
Ross DiMaggio(3)	803,906	5.1%
Earl Scott(4)	2,291,574	14.5%
Jose I. Mercado, Jr.(5)	—	*
All officers and directors as a group (5 persons)(6)	10,712,307	66.9%

5% or more Stockholders
Novation Enterprises, LLC (“Novation”)(7)	1,856,077	11.8%
Weis Exemption Trust(2)(8)	1,113,646	7.1%
DR Shell LLC(9)	803,906	5.1%
David Unger(10)	846,808	5.4%
David Hauck(11)	1,484,862	9.4%
John Sheridan(12)	3,340,938	21.2%

*	Less than 1%
(1)	Mr. Dunne is our Chief Executive Officer and a director. Includes 1,856,077 shares of common stock issued to Novation, an entity which Mr. Dunne controls. Novation has not paid an unaffiliated creditor approximately $1,300,000 which sum is now due June 30, 2022. If not paid, the creditor may seek to recover the sum allegedly due and if successful seek to acquire the shares. All addresses are care of Mikab, 21 Omaha Street, Dumont, New Jersey, 07628, except as otherwise disclosed.
(2)	Mr. Weis is our Chief Operating Officer. Includes 1,113,646 shares of common stock issued to Weis Exemption Trust, of which Mr. Weis is a trustee. Mr. Weis is a related party lender. Includes 12,519 shares of common stock issuable upon exercise of warrants; 90,000 shares of common stock issuable upon exercise of warrants issued to New Jersey Tower, Inc., which Mr. Weis owns 20% of this entity; and 90,000 shares of common stock issuable upon exercise of warrants issued to RR Power Leasing, LLC, which Mr. Weis is the managing member and owns a 2% interest. A trust of which Mr. Weis is one of two trustees owns 47% of this entity.
(3)	Mr. DiMaggio is our Chief Financial Officer and a director, as well as former Chief Executive Officer. Includes (i) 803,906 shares of common stock held by DR Shell LLC. Mr. DiMaggio is the manager of DR Shell LLC and shares the management and ownership with David Unger who is a Related Party Lender.
(4)	Mr. Scott is the Chief People Officer and Vice President of Workforce Development and a director. Includes 64,282 shares of common stock issuable upon exercise of warrants.
(5)	Mr. Mercado is a director.
(6)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.
(7)	P. Kelley Dunne is the Manager and has voting and investment power.

(8)	Mr. Weis, our Chief Operating Officer, and Miriam Weis, his mother, share voting and dispositive power as the trustees of the trust.
(9)	Address is 3001 PGA Boulevard, Suite 305, Palm Beach Gardens, FL 33410. Mr. DiMaggio is the Manager of DR Shell LLC and shares voting and investment power with David Unger, a Related Party Lender. Does not include 22,542 shares of common stock issuable upon exercise of Warrants issued to Mr. Unger.
(10)	Address is 38 Silver Street, Great Barrington, MA, 01230. Includes (i) 42,902 shares of common stock issuable upon exercise of warrants and (ii) 803,906 shares of common stock held by DR Shell LLC. Mr. Unger may be deemed to have the power to share beneficial ownership of DR Shell LLC with Ross DiMaggio. Mr. Unger also is a Related Party Lender.
(11)	Mr. Hauck is the former Operation Officer of Mikab. Mr. Hauck’s address is 203 Shadyside Road, Ramsey, NJ 07446.
(12)	Mr. John Sheridan is the Trustee of the Wesley R. Weis Family Dynast Trust and the Miriam C Weis Family Dynasty Trust. Address is 1 DeWolf Road Old Tappan, NJ 07675. Mr. Sheridan has the sole voting and dispositive power with respect to the common stock held by these trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective December 9, 2020, the Former Principal Stockholder purchased from Custodian Ventures LLC, a Wyoming limited liability company (the “Seller”), (i) 180,000 shares of the Company’s common stock and (ii) 10,000,000 shares of the Company’s former Series A Convertible Preferred Stock, for a total purchase price of $245,000 in cash. The funds were provided by Mr. David Unger, a member of the Former Principal Stockholder, Ross DiMaggio, current director and Chief Financial Officer of the Company, was the manager of the former Principal Stockholder. The shares were acquired pursuant to a Stock Purchase Agreement dated December 9, 2020 (the “SPA”) by and among the Seller, the Former Principal Stockholder and David Lazar, then Chief Executive Officer of the Company. As a result, Mr. DiMaggio, the manager of the Former Principal Stockholder, acquired control of the Company. Under the terms of the SPA, Mr. Lazar resigned as the Chief Executive Officer, Treasurer and Secretary and a director of the Company and Mr. DiMaggio was appointed as the sole director, Chief Executive Officer, Treasurer and Secretary of the Company.

On August 12, 2021, the Company entered into a Share Exchange Agreement with Mikab, pursuant to which the Mikab stockholders exchanged their shares of Mikab for shares of Convertible Preferred Stock of the Company in the Acquisition. Prior to the closing of the Share Exchange, Mikab entered into a Business Development Agreement (the “Business Development Agreement”) with Novation Enterprises, LLC (“Novation”) pursuant to which Mikab agreed to issue shares of its common stock to Novation. Pursuant to the terms of the Share Exchange Agreement, the Acquisition took place in three steps: (1) Mikab stockholders were issued 9,000,000 shares of the then outstanding Preferred Stock of the Company constituting approximately 82% of the Company’s outstanding common stock on an as-converted basis in exchange for their Mikab common stock, (2) following the increase in authorized common stock which took effect on November 16, 2021, the Company reclassified the Preferred Stock by exchanging it for newly designated Series A Convertible Preferred Stock convertible into a total of 94.2% of the Company’s outstanding common stock on an as-converted basis (without including the common stock underlying certain derivative securities, and (3) following a 1-for-100 reverse stock split which took effect on December 1, 2021, the Series A Convertible Preferred Stock automatically converted into common stock. Prior to execution of the Share Exchange Agreement, the Former Principal Stockholder cancelled 9 million shares of its Preferred Stock and the Company reissued those shares to the Mikab stockholders in the first step of the Acquisition described above. The Former Principal Stockholder retained 1,000,000 shares of Preferred Stock which it later exchanged as part of the reclassification for its proportional number of Series A shares and later converted its Series A into approximately 4% of the Company’s common stock. Additionally, the terms of the Share Exchange Agreement provide that the Company will pay the Former Principal Stockholder $300,000 upon the earlier of completing a financing or December 31, 2021. As of the date of this Report, $44,000 has been paid to the Former Principal Stockholder.

During the fiscal year ended December 31, 2019, Mikab borrowed sums from a family member of our Chief Operating Officer. The total amount owed by the Company is $464,078, which is evidenced by a promissory note issued to the Estate of Wesley R. Weis on January 12, 2020. Under the note, these advances are payable on January 1, 2025 whereupon the principal amount will begin accruing interest at a rate of 10% per annum.

We were a party to a Master Services Agreement with Novation dated April 1, 2021 and amended on November 15, 2021 (collectively the “Novation MSA”). Pursuant to the terms of the Novation MSA, Novation provided us with (i) oversight and management services for our workforce development programs and training services, (ii) software development services, (iii) project management services, and (vi) other administrative and back office services (collectively the “Novation Services”). Novation is a single member LLC whose sole member is P. Kelley Dunne, our Chief Executive Officer and director. The level of Novation Services required each month fluctuated greatly, so to allow for better cash flow forecasting, it was agreed to amend the payment terms of the Novation MSA to a flat fee of $140,000 per month (the “Flat Fee”) commencing in April 2021. To ensure Novation was accurately compensated for all Novation Services provided, the parties agreed to reconcile all Novation Services actually provided against the Flat Fee payments made and “true up” any discrepancies within 60 days of the expiration of the Novation MSA. In addition to the Flat Fee, Novation also received 10% of all revenue generated from the work force training classes operated by Novation on our behalf, and we retain the balance. The Novation MSA expired on December 31, 2021; however we are currently in discussions with Novation to execute a new agreement with a reduced scope. As of the date of this Report, we have paid Novation a total of $758,147 under the foregoing arrangements.

Each of Mikab Properties, LLC, 29 Aladdin Avenue Realty, LLC, 75 Second Street Realty, LLC and Mikab Realty, LLC is a landlord under one of the Company’s four building leases. Each of these entities are owned by certain of the Company’s principal stockholders, including Brian Weis, our Chief Operating Officer and director, and certain family trusts in which Mr. Weis and certain of his family members are trustees and/or beneficiaries. Additionally, David Hauck, Mikab’s former Vice President and a 9.4% stockholder of the Company, owns an interest Mikab Properties, LLC. The total rent paid by Mikab under these leases was $173,920 in 2021 and $170,400 in 2020. The terms of each lease are summarized as follows:

●	The Mikab Properties LLC lease is dated November 3, 2009. This lease is for our Dumont, New Jersey warehouse and administrative offices and has a term of 20 years ending on September 30, 2029. Under this lease, the Company pays Mikab Properties monthly rent of $6,500. The annual rent is subject to adjustment for inflation.

●	The Aladdin Avenue Realty lease is dated January 1, 2021. Under this lease the Company rents general office and storage space located in Dumont, New Jersey. This lease is for a term of 60 months ending December 31, 2026. Monthly rent is $3,100 in 2021 increasing each year to $3,489 in 2025.

●	The 75 Second Street Realty lease is dated January 1, 2021. Under this lease the Company rents storage space in Dumont, New Jersey for a term of 60 months ending December 31, 2025. Monthly rent is $1,200 in 2021 increasing each year to $1,311 in 2025.

●	The Mikab Realty lease is dated January 1, 2021. Under this lease the Company rents storage space in Dumont, New Jersey. This lease is for a term of 60 months ending December 31, 2025. Monthly rent is $1,200 in 2021, $1,236 in 2022, $1,273 in 2023, $1,273 in 2024, and $1,311 in 2025.

Additionally, some of our principal stockholders including Brian Weis directly and through their affiliated entities, own capital stock in New Jersey Tower Service Inc., Mikab Equipment Sales Inc., and L&W Engineering Corp. These entities provided equipment and services Mikab in exchange for payment by Mikab of a total of $57,603.05 in 2021 and $235,297 in 2020.

During the period from May 27, through August 11, 2021, certain insiders (the “Related Party Lenders”) made a total of $651,649 of bridge loans to the Company. These loans are evidenced by promissory notes which bear interest at 12% per annum and were originally due upon the earlier of the closing of the Acquisition or September 1, 2021. The Company also issued Warrants in connection with the bridge loans. The Related Party Lenders agreed to defer payment until the closing of the first financing following the closing of the Acquisition, and subsequently agreed to modify the bridge notes, the effect of which was to extend the indebtedness’ due date into 2022. The Related Party Lenders were issued Warrants as additional consideration for extending the due dates of the bridge notes.

The balance of the modified bridge notes, plus all accrued and unpaid interest, will be due in full on the due dates set forth below.

The Warrants are exercisable for a period of five years at a price of $1.9032 per share, subject to adjustment. The identity of the Related Party Lenders, the amounts under the modified bridge notes, the due date and the warrants are listed in the table below:

Individual/Entity	Amount of Note	Due Dates	Number of Warrants
David Unger(1)	$107,083	July 31, 2022	42,902
Earl Scott(2)	$160,600	July 31, 2022	64,282
Brian Weis(3)	$31,425	July 31, 2022	12,519
Lender	$52,541	July 31, 2022	20,959
New Jersey Tower, Inc.(4)	$150,000	December 31, 2022	90,000
RR Power Leasing, LLC(5)	$150,000	December 31, 2022	90,000

(1)	Mr. Unger shares beneficial ownership of a 5% stockholder of the Company with Mr. Ross DiMaggio, the Company’s Chief Financial Officer and a director. Mr. DiMaggio disclaims beneficial ownership of the bridge note and Warrants and underlying common stock.

(2)	Chief People Officer and a director.

(3)	Chief Operating Officer and a director.
(4)	Brian Weis owns 20% of this entity.
(5)	Brian Weis is the managing member of this entity and owns a 2% interest. A trust of which Mr. Weis is one of two trustees.

On January 11, 2022, our Board ratified and approved Mikab legacy stockholders (those stockholders prior to the date of the Acquisition) receiving the payment of $351,370 in PPP Loan proceeds that were received prior to August 11, 2021, which loan was later forgiven. In addition, on January 11, 2022 our Board ratified the action of Mikab in distributing to its legacy stockholders the proceeds of $223,697 in accounts receivable for work performed by Mikab prior to the Acquisition. These former Mikab stockholders included Brian Weis, our Chief Operating Officer and a director, and David Hauck, former Vice President of Mikab and a 9.4% stockholder.

The Company employs the wife of our Chief Executive Officer at an annual salary of $85,000 per year. She is responsible for recruiting and training veterans.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accounting firm (our “Principal Accountant”) for the fiscal year ended December 31, 2021.  The following table shows the fees paid or accrued for the audit and other services provided by our Principal Accountant for the years ended:

	2021 ($)	2020 ($)
Audit Fees (1)	60,000	17,500
Audit-Related Fees (2)	20,000	-
Tax Fees (3)	10,000	-
All Other Fees (4)	50,000	-
Total	140,000	17,500

(1)	Audit Fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit-Related fees relate to assurance and related services.
(3)	Tax Fees relate to professional services rendered by our Principal Accountant for tax compliance, tax advice and tax planning.
(4)	All Other Fees relate to the filing of registration statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into AmeriCrew Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
4.1	Description of Capital Stock				Filed
10.1	Stock Purchase Agreement dated December 7, 2020	10-K	3/16/21	10.1
10.2	Form of Share Exchange Agreement dated August 12, 2021+	8-K	8/12/21	10.1
10.3	Form of Security Agreement	8-K	10/12/21	10.4
10.4	Form of Guaranty Agreement	8-K	10/12/21	10.5
10.5	Form of Registration Rights Agreement	8-K	10/12/21	10.6
10.6	Form of Securities Purchase Agreement	8-K	12/21/21	10.1
10.7	Form of Secured Convertible Promissory Note	8-K	12/21/21	10.2
10.8	Form of Warrant	8-K	12/21/21	10.3
10.9	Form of Amended and Restated Consolidated Bridge Funding Promissory Note	8-K	1/18/22	10.1
10.10	Form of Note Modification Agreement	8-K	1/18/22	10.2
10.11	Form of Warrant	8-K	1/18/22	10.3
10.12	Master Service Agreement by and between Novation Enterprises, LLC and AmeriCrew Holdings LLC dated April 1, 2021	S-1	2/2/22	10.11
10.12(a)	First Amendment to Master Services Agreement dated November 15, 2021	S-1	2/2/22	10.12
10.13	Promissory Note issued to the Estate of Wesley Weis				Filed
10.14	Factoring and Security Agreement dated January 28, 2022				Filed
10.15	Code of Ethics				Filed
21.1	List of Subsidiaries	S-1	2/2/22	10.12
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)
32.1	Certification of Principal Executive and Principal Financial Officer (906)*				Furnished
101.INS	Inline XBRL Instance Document.*				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

+	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREW INC.

April 15, 2022	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer

April 15, 2022	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ P. Kelley Dunne	Principal Executive Officer and Director	April 15, 2022
P. Kelley Dunne

/s/ Ross DiMaggio	Chief Financial Officer and Director	April 15, 2022
Ross DiMaggio	(Principal Financial Officer)

/s/ Brian Weis	Director	April 15, 2022
Brian Weis

/s/ Earl Scott	Director	April 15, 2022
Earl Scott

/s/ Jose Mercado Jr.	Director	April 15, 2022
Jose Mercado Jr.