Form 10-Q
period 2022-03-31
AmeriCrew Inc.
filed 2022-05-24
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Americrew Inc.
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

86-2551989

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2022:

Common Stock, $0.000001 15,764,424

AMERICREW INC.

AMERICREW INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$405,710	$721,452
Accounts receivable - net of allowance	1,208,189	1,452,560
Prepaid	132,754	241,865
Total current assets	$1,746,653	2,415,877

Fixed assets:
Fixed asset - cost	1,460,174	1,460,174
Less accumulated depreciation	(1,363,891)	(1,355,576)
Fixed assets, net	96,283	104,598

		-

Total assets	$1,842,936	$2,520,475

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payab	$873,602	$1,089,070
Accrued expenses	0	138,051
Loan payable - related party	170,780	170,780
Total current liabilities	$1,044,382	1,397,901

Other liabilities:
Loan payable – stockholder	464,078	464,078
Loan payable - other (Note 10)	0	90,717
Notes payable, net (Note 10)	435,608	522,563
Convertible notes, net (Note _)	2,411,732	2,411,732
Convertible notse accrued interest	2,538	14,706
Total liabilities	$4,358,338	$4,763,647
Commitments and contingencies

Stockholders’ (deficit) equity (Note 2 and Note 13)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 0 outstanding as of March 31, 2022 and December 31, 2021, respectively	0	0
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,764,424 shares issued and outstanding as of March 31, 2022 and December 31, 2021	15,764	15,764

Additional paid in capital	(139,966)	(139,966)
Accumulated (deficit) equity	(2,391,200)	(2,257,020)
Total Stockholders’ (deficit) equity	$(2,515,402)	(2,381,222)

Total liabilities and stockholders’ (deficit) equity	$1,842,936	$2,520,475

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2022	2021
Revenue	$1,943,778	$1,345,665

Cost of revenue	1,446,364	840,230
Gross Profit	$487,414	$505,435

Operating expenses:
General and administrative expenses	$613,278	$388,517
Depreciation	8,315	8,315
Total operating expenses	$621,593	$396,832

Operating (loss) income	$(134,180)	108,603
(Loss) earnings per common share (Note 2):
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted-average number of common shares outstanding
Basic	15,764,424	15,764,424
Diluted	15,764,424	15,764,424

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid in	Retained	Total Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
1
Balance as of 12/31/2021	15,764,424	$15,764	-	$-	$(139,966)	$(2,257,020)	$(2,381,222)
Net Income (loss)						$(134,180)	$(134,180)

Balance as of 3/31/2	15,764,424	$15,764	-	$-	$(139,966)	$(2,391,200)	$(2,515,402)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss) from continuing operations	$(134,179)	$108,604

Adjustments to reconcile net operating income / (Loss) to net cash provided by / (used in) operating activities:
Depreciation	8,315	8,315

Interest Expense	0	6,578

(Increase) decrease in net accounts receivable	244,371	(431,803)

(Increase) in other assets	109,110	75,366
Increase in accrued expenses
Increase in accounts payable	(353,519)	455,793
Increase/(decrease) in related party - short term debt	0	0
Increase/(decrease) in other current liabilities	0	0
Net cash (used) provided by operating activities	(125,902)	$222,853

Cash flows from investing activities
Acquisition of fixed assets	0	0
Net cash (used) by investing activities	0	0

Cash Flows from financing activities
Proceeds from issuance of convertible notes	0
Payment of recapitalization costs	0
(Repayments) of loans	(189,840)	0
Premiums paid for stockholders’ life insurance		6,788
Distributions to stockholders
Net cash (used)/provided by financing activities		6,788

Net increase/(decrease) in cash and cash Equivalents	(315,742)	216,065
Cash and cash equivalents at beginning of period	721,452	781,497
Cash and cash equivalents at end of period	$405,710	997,562

Supplemental disclosure of cash flow information:
Income taxes paid	$1,875	$2,890
Interest paid	$13,046	$17,262

The accompanying notes are an integral part of these consolidated financial statements.

AmeriCrew INC. NOTES TO UNAUDUTED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriCrew Inc. f/k/a PhoneBrasil International, Inc. f/k/a Utz Technologies, Inc. (the “Company”, or “PhoneBrasil”) was organized in New Jersey as Donald Utz Engineering, Inc. in 1991. In April of 1991, the Company changed its name to Utz Engineering, Inc. In March 2002, the Company changed its name to Utz Technologies, Inc. The Company changed its name to PhoneBrasil International, Inc. and further filed a Registration of Alternate Name in the State of New Jersey for the use of the name PhoneBrasil International, Inc. (“we” or the “Company”). On November 16, 2021, the company changed its name to AmeriCrew, Inc. We were a development stage company engaged in the telecommunications industry.

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

On September 13, 2021, the Company increased the authorized common stock to 1,650,000,000.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on December 31, 2021, as presented in the Company’s Annual Report on Form 10-K filed on April 22, 2022 with the SEC.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $405,710 and $721,452, respectively. On May 17, 2022, the Company’s cash equivalents totaled $566,614

Accounts Receivable and Allowance for Uncollected Amounts

Accounts Receivable are stated at their full collectible value less an allowance for doubtful accounts for any receivables over six months old from the balance sheet date. The Company reviews all receivables prior to the year end and all uncollectible amounts are written off against income. The Company expects to collect all the receivables shown on the balances sheet.

	March 31, 2022	December 31, 2021
Accounts Receivable – Total	$1,247,489	$1,491,860
Less: Allowance for Doubtful Accounts	$(39,300)	$(39,300)
Accounts Receivable – Net	$1,208,189	$1,452,560

Revenue Recognition

The Corporation adopted Accounting Standards Codification ("ASC") 606 - Revenue from Contracts with Customers ("ASC 606") as of January 1, 2019 using the modified retrospective method. This method allows the Corporation to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Corporation applied prior to the adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity in 2019.

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

Under the standard, a contract's transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Corporation determines are within the scope of ASC 606, the Corporation performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Corporation satisfies each performance obligation.

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

Fixed Assets	March 31, 2022	December 31, 2021
Trucks and Automobiles	$785,332	$785,332
Equipment	293,542	293,542
Improvements	381,300	381,300
Total Cost	$1,460,174	$1,460,174
Less: Accumulated Depreciation	$(1,363,891)	$(1,355,576)
Fixed Assets – Book Value	$96,283	$104,598

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

As a result of the stock transactions on August 12, 2021, Mikab’s Subchapter S election has been terminated. As of that date forward the Company will be treated as a taxable C corporation. Separate short year tax returns for S and C Corporations will be required to be filed for 2021.

Major Customers

The Company had four major customers that accounted for approximately 80% of its total sales for the three months ended March 31, 2022. Three major customers accounted for approximately 80% of the company’s total sales for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include two other related entities controlled by the Company, MIKAB Inc. and AmeriCrew CE, LLC. This company is the operating unit of the Company and generate all of the revenues for the Company. All intercompany transactions are eliminated in consolidation.

New Accounting Standards (Pending Adoption)

Leases (ASU 2016-02) In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As Mikab was a non-public entity, this standard is effective for the Company's annual reporting period beginning after Dec 15, 2021 enacted through ASU 2016-02. The new standard requires a modified retrospective basis. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet but is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

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

NOTE 4 – Related Party Transactions

Mikab and the Company have entered into a number of related party transactions. Some of the owners of the Company own stock in entities which sell goods and services and lease premises to the Company. These are done as arms-length transactions and are as follows for the three months March 2022 and year ended 2021:

Entity	Product	2022	2021
New Jersey Tower Service Inc	Services	$0	$33,767
Mikab Equipment Sales Inc	Equipment	$0	$23,836
29 Aladdin Avenue Realty LLC	Premises Lease	$9,300	$27,900
75 Second Street Realty LLC	Premises Lease	$3,600	$10,800
Mikab Realty LLC	Premises Lease	$3,600	$10,800
Mikab Properties LLC	Premises Lease	$26,993	$80,978
RR Power Leasing LLC	Equipment	$27,150	$0
Novation Enterprises Services & Workforce	Dev	$60,000	$0

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

NOTE 6 – Employee Incentive Mortgages

Several key employees of Mikab were given mortgages in the amount of $75,000. These mortgages were being amortized over a nineteen-year period. In August 2021, Mikab forgave the loans.

NOTE 7 – Stockholders’ Life Insurance

The Company has purchased insurance on the lives of certain stockholders. The Company is both the owner and beneficiary of these policies. The purpose of these policies is to buy back the shares of the stockholder in the event of their death.

The Company also provides whole life insurance to several of the key employees who had been given incentive mortgages as described in Note 6.

NOTE 8 – Retirement Plans

The Company maintains a 401-K retirement plan and a discretionary profit-sharing plan for all qualified employees. There are no significant unfunded liabilities at the March 31, 2022 and December 31, 2021. The Company’s retirement plan contributions were approximately $3,000 for the three months ended March 31, 2022 and $8,876 for 2021.

NOTE 9 – Accounting for Uncertain Tax Positions

The Company evaluates all significant tax positions. As of March 31, 2022, the Company does not believe that it has any significant tax positions that would result in additional tax liability to the stockholders of the Company nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

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

NOTE 11 - Net Income (Loss) per Share

Net Income (Loss) per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common equivalents outstanding.

NOTE 12 – Notes and Loans Payable Related Party

As of March 31, 2022 and December 31, 2021 there were notes payable to a related party of $ 170,870. In addition, there was a note payable of $435,608 as of March 31, 2022 and $522,562 as of December 31, 2021.

NOTE 13 – Loan Payable Stockholder

As of March 31 2022 and December 31, 2021 the balances of loan payable stockholder were $464,078 and $ 464,078 respectively. The loan bears no interest until maturity January 1, 2025. Interest after maturity is 10% per annum until fully repaid.

NOTE 14 – GOODWILL and INTANGIBLE ASETS

GOODWILL

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of August 12, 2021 with MIKAB and its stockholders. On August 12, 2021, the Company completed the acquisition of all of the issued and outstanding stock of MIKAB and MIKAB became a wholly owned subsidiary of the Company. At the closing the Company delivered to the sellers a 94.6% of the Equity of The Company.

Under guidance of ASU 805-10-55-11 thru 15 MIKAB has been identified as the acquirer for accounting purposes. As a result of the foregoing the Company has not recorded goodwill. The Company intends to conduct a valuation study on the acquisition prior to yearend and will adjust its intangible assets pursuant to the final valuation report.

NOTE 15 – EQUITY

Common Stock

The Company has authorized 300,000,000 shares of $0.000001 par value, common stock. As of March 31, 2022, and December 31, 2021, there were 15,764,424 shares of Common Stock issued and outstanding, respectively.

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

NOTE 16 – SUBSEQUENT EVENTS

None

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

Company Overview

AmeriCrew Inc. f/k/a PhoneBrasil International, Inc. (the “Company”, or “AmeriCrew”) is a Delaware Corporation that was organized in New Jersey in 1991. We were a development stage company engaged in the telecommunications industry and at some point we became a shell issuer as referred to on Rule 144(i) under the Securities Act of 1933.  Effective December 13, 2021, AmeriCrew merged in to it’s parent, a New Jersey Corporation, names PhoneBrasil International, Inc. which changed the Company domicile and name.

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

Following the acquisition of Mikab Corporation (“Mikab”) in a reverse merger which closed on August 12, 2021 pursuant to which we issued 94.2% of our outstanding common stock to the former Mikab stockholders in exchange for 100% of the capital stock of Mikab (the “Acquisition”), we now provide specialty contracting services to market participants in the telecommunications and clean energy industries and infrastructure build throughout the United States. A proportion of our workforce is staffed through a unique in-house program through which we hire and train military veterans to provide construction and maintenance services to our customers, and we also hire employees with skill and experience in our fields and use third party independent contractors for our operations.

Our business, which is conducted primarily through Mikab, consists of the following:

•

fiber construction and 5G wireless construction, which are collectively grouped into the broader category of telecommunications infrastructure and consist of construction and maintenance and related services with respect to fiber optic cables;

•	wireless cell towers and 5G small and macro cells;

•	site planning and installation and related services for clean energy systems, with an initial focus on electronic vehicle, or EV, charging stations; and

•

workforce development with respect to the unique in-house training program to support the services we provide which is currently being provided at the parent company level and is in the process of being transferred to a new subsidiary.

Since the Acquisition, we have continued our telecommunications service business, commenced training of veterans, negotiated with third parties about EV opportunities, and commenced a small number of site planning projects in the EV space.

Mikab is a service company engaged in the business of building a national infrastructure involving the installation of rural wireless telecommunication cables, upgrading wireless communications towers and going forward providing services to EV charging stations.

Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives such as Mikab, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Plan of Operation

The company is focused on hiring and training Military Veterans, to install fiber, microwave equipment and electronic vehicle charging stations throughout the United States. Mikab, the predecessor company, has more than 50 years of experience in this industry and has a diverse client base including Fortune 500 companies that will be needing these types of services for many years to come. The current management team of the company includes four Executives that have more than 100 years of experience in this area.

The Company raised $2,485,000 of capital and is trying to raise additional capital to grow the business organically as well as through acquisitions. It should be noted that with the changes to SEC Rule 15c2-11 becoming effective in late September 2021, we currently trade on the OTC Pink Market for 12 months following the effective date of the new Rule. We expect that will create more competition for operating businesses and may make acquiring an operating business more difficult.

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

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the three months ended March 31, 2022, net cash flows used in operating activities was $ 134,179.

The Company has $566,614 cash on hand as of May 17, 2022.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise, and/or on one or more of the businesses we may acquire. Many government restrictions have been relaxed and the economy has continued to open in more jurisdictions. However, the emergence of new and transmittable variants of COVID-19 appears to have led to a resurgence of the virus, particularly in populations with low vaccination rates and has resulted in new restrictions in certain geographies and among certain businesses. The long-term financial impact on us cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2021 for more information.

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

ITEM 1A. RISK FACTORS

Refer to 10-K filed on April 22,2022

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into Americrew Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
10.1	Form of Amended and Restated Consolidated Bridge Funding Promissory Note	8-K	1/18/22	10.1
10.2	Form of Note Modification Agreement	8-K	1/18/22	10.2
10.3	Form of Warrant	8-K	1/18/22	10.3
10.13	Promissory Note issued to the Estate of Wesley Weis	10-K	4/15/22	10.13
10.14	Factoring and Security Agreement dated January 28, 2022	10-K	4/15/22	10.14
10.15	Code of Ethics	10-K	4/15/22	10.15
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Americrew Inc., 21 Omaha Street, Dumont, NJ 07628.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREW INC.

May 23, 2022	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer (Principal Executive Officer)

May 23, 2022	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer (Principal Financial Officer)

