Form 10-Q
period 2022-06-30
AmeriCrew Inc.
filed 2022-08-22
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 000-56176

AMERICREW, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2551989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Omaha Street Dumont, NJ	07628
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (201) 387-7700

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, the issuer had [15,764,424] shares of its common stock, $0.001 par value per share, outstanding.

AMERICREW, INC.

AMERICREW, INC.

CONDENSED CONSOLIDATED  BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$193,385	$721,452
Accounts receivable - net of allowance for doubtful accounts	3,775,471	1,452,560

Prepaid and other current assets	752,114	241,865
Total current assets	4,720,970	2,415,877

Fixed assets:
Fixed asset – cost	1,460,174	1,460,174
Less accumulated depreciation	(1,372,207)	(1,355,576)
Fixed assets, net	87,967	104,598
Operating lease right of use	988,521	0
Total assets	$5,797,458	$2,520,475

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,283,199	$1,089,070
Factored accounts receivable liability	1,341,327	0
Loans Payable—insurance	616,336	138,051
Federal and State Taxes Payable	20,000	0
Operating lease liability	279,633	0
Loan payable - related party	170,780	170,780
Total current liabilities	3,711,325	1,397,901

Other liabilities:
Loan payable stockholder	451,859	464,078
Operating lease liability-non-current	708,838	0
Loan payable – related party	464,078	522,563
Convertible notes payable	2,411,732	2,411,732
Convertible note payable -accrued interest	74,534	14,706
Total liabilities	7,822,366	4,901,697
Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 0 shares outstanding	0	0
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,764,424 shares issued and outstanding	15,764	15,764

Additional paid in capital	(139,966)	(139,966)
Accumulated deficit	(1,900,706)	(2,257,020
Total Stockholders’ deficit	(2,024,908)	(2,381,222)

Total liabilities and stockholders’ deficit	$5,797,458	$2,520,475

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended	Six months Ended	Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$4,678,413	1,229,733	$6,622,191	2,823,727

Cost of revenue	3,012,570	836928	4,458,934	1,872,617
Gross Profit	$1,665,843	392,805	$2,163,257	951,110

Operating expenses:
General and administrative expenses	$1,028,338	266394	$1,641,616	860,244
Depreciation and amortization	8,315	8316	16,631	16,631
Total operating expenses	$1,036,653	274,710	$1,658,247	876,875

Operating income	$629,190	118,095	$505,010	74,235

Interest expense	$118,156	0	$128,696	2,417
Gain on forgiveness of debt		0		351,370
Provision for income taxes	20,000	0	20,000	0
Net Income	$491,034	118,095	$356,314	423,188

Earnings per common share (Note 2):
Basic	$0.03	$0.01	$0.02	$0.03
Diluted	$0.03	$ 0.01	$0.02	$0.03
Weighted-average number of common shares outstanding
Basic	15,764,424	15,764,424	15,764,424	15,764,424
Diluted	15,764,424	15,764,424	15,764,424	15,764,424

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Additional Paid
	Common Stock		Preferred Stock		in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)

Balance as of 12/31/2021	15,764,424	$15,764	-	$-	$(139,966)	$(2,257,020)	$(2,381,222)
Net Income						356,314
Balance as of 6/30/2	15,764,424	$15,764	-	$-	$(139,966)	$(1,900,706)	$(2,024,908)

The accompanying notes are an integral part of these Condensed Consolidated financial statements

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Ended	Six months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$356,314	$71,818

Adjustments to reconcile net operating income to net cash provided by / (used in) operating activities:
Depreciation and amortization	16,631	16,631
Amortization of employee incentive mortgages	0	6,578

Gain on forgiveness of debt	0	351,370
(Increase)/decrease in Assets:
Accounts receivable	(2,322,911)	(81,918)

Other assets	(510,249)	50,278
Increase in accrued interest	59,828
Increase in accounts payable	194,129	204,798
Increase in accrued expenses	20,000	0
Increase in other current liabilities	478,285	0
Net cash (used) provided by operating activities	1,707,973	619,555

Cash flows from financing activities

Proceeds from factoring of accounts receivable	1,341,327	0
(Repayments of) / Proceeds from loans and notes payable	(161,421)	294,967
Premiums paid for stockholders’ life insurance		(11,661)

Net cash provided by financing activities	1,179,906	283,306

Net increase/(decrease) in cash	(528,067)	902,861
Cash at beginning of period	721,452	781,497
Cash at end of period	$193,385	1,684,358

Supplemental disclosure of cash flow information:
Income taxes paid	$0	1,500
Interest paid	13,046	2,417
Non Cash Investing and Financing Activities:
Increase in the right of use asset and lease liability	$988,521	0

The accompanying notes are an integral part of these Condensed Consolidated  financial statements.

AMERICREW, INC.

NOTES TO UNAUDUTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Americrew, Inc. f/k/a PhoneBrasil International, Inc. f/k/a Utz Technologies, Inc. (the “Company”, or “PhoneBrasil”) was organized in New Jersey as Donald Utz Engineering, Inc. in 1991. In April of 1991, the Company changed its name to Utz Engineering, Inc. In March 2002, the Company changed its name to Utz Technologies, Inc. The Company changed its name to PhoneBrasil International, Inc. and further filed a Registration of Alternate Name in the State of New Jersey for the use of the name PhoneBrasil International, Inc. (“we” or the “Company”). On November 16, 2021, the company changed its name to Americrew, Inc.

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

On November 16, 2021 the Company filed a Second Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) with the New Jersey Secretary of State pursuant to the New Jersey Business Corporation Act (the “NJBCA”). The Amendment made the following changes:

1.	Change the name of the Company to Americrew, Inc.

2.

The total number of shares of stock of the Company was changed to 85,000,000 shares consisting of (i) 75,000,000 shares of common stock, par value $0.001, and (ii) 10,000,000 shares of preferred stock, par value $0.001.

3.

The Company effected a reverse stock split wherein each 100 shares of common stock issued and outstanding or held by the Company in treasury stock immediately prior to the effective time were combined and converted into one share of common stock.

Following the MIKAB acquisition, in 2021 the Company changed its domicile from New Jersey to Delaware.

Under guidance of ASU 805-10-55-11 through 15 MIKAB has been identified as the acquirer for accounting purposes.  Accordingly, the historical financial statements are those of MIKAB for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Condensed Consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual Condensed Consolidated financial statements. Certain information and footnote disclosures normally included in Condensed Consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been Condensed Consolidated or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Condensed Consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These Condensed Consolidated Condensed Consolidated  financial statements should be read in conjunction with the audited Condensed Consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, as presented in the Company’s Annual Report on Form 10-K filed on April 22, 2022 with the SEC.

Principles of Consolidation

The Condensed Consolidated financial statements include two subsidiaries controlled by the Company, MIKAB Inc. and Americrew CE, LLC. This company is the operating unit of the Company and generate all of the revenues for the Company. All intercompany transactions are eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. The Company does not have sufficient working capital to meet its cash needs for the next 12 months. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining short-term loans from related parties.

The Company has $511,857 in cash on hand as of August 12, 2022. We owe $256,000 to our former principal stockholder which was due December 30, 2021; we also owe $351,649 of bridge notes due on July 31, 2022, and the balance of $300,000 due on December 31, 2022. We also owe $2,485,000 of convertible promissory notes which mature between October-December 30, 2023. In addition, we owe $464,078 to the estate of a family member of our Chief Operating Officer which is due January 1, 2025. See Notes 12 and 13to our Condensed Consolidated  Financial Statements for more information on our indebtedness.

Other than paying our debt obligations as they come due, the Company intends to utilize any available cash primarily for its continued operations and organic growth. However, in order to execute our business plan, we will need to raise at least an additional $5 million. We are pursuing a new offering of Notes and Warrants in 2022 and seek to raise up to $7 million on a best efforts basis.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our expansion goals and working capital needs.  The consolidated financial statements do not include any adjustments relating to this uncertainty.

Use of Estimates

The preparation of Condensed Consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these Condensed Consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash

On June 30, 2022, and December 31, 2021, the Company’s cash totaled $193,385 and $721,452, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable are stated at their full collectible value less an allowance for doubtful accounts for any receivables over six months old from the balance sheet date. The Company reviews all receivables prior to the year end and all uncollectible amounts are written off against income. Historically, our uncollectible Accounts Receivables have been less than 1% on an annual basis and therefore deemed immaterial.

	June 30, 2022	December 31, 2021
Accounts Receivable – Total	$3,814,771	$1,491,860
Less: Allowance for Doubtful Accounts	(39,300)	(39,300)
Accounts Receivable – Net	$3,775,471	$1,452,560

Revenue Recognition

The Company recognizes its revenue in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 is the result of a joint project of the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.

ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. An entity should apply the following five-step process to recognize revenue:

Step 1:  Identify the contract with a customer.

Step 2:  Identify the performance obligations in the contract.

Step 3:  Determine the transaction price.

Step 4:  Allocate the transaction price to the performance obligations in the contract.

Step 5:  Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company is engaged in one major line of business, specialty contracting services to market participants in the telecommunications and clean energy industries and infrastructure build throughout the United States. The Company satisfies its performance obligation at the point of sale when the transfer of control of services to customers occurs.

Revenue is recognized upon the transfer of control of the promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. For service sales, the Company typically transfers control at a point in time upon service is completed.

Typically, the timing of revenue recognition coincides with the timing of invoicing to the customers, at which time the Company has an unconditional right to consideration. As such, the Company typically records a receivable when revenue is recognized.

The contract with the customer states the final terms of the sale, including the description of services and pricing. Payment is typically due within 30 of the service completion.  The Company’s contracts with customers generally result in services performed at point in time with a single performance obligation.

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

Under the standard, a contract's transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Corporation performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Corporation satisfies each performance obligation.

 Customers are billed as work is completed and accepted. Extended contracts are billed in segments as completed. The amount of unbilled work in process at the end of a period is immaterial to the Condensed Consolidated financial statements taken as a whole. If a contract has been completed and accepted but not billed at the end of the year, the contract price is accrued as sales in the year completed.

Fixed Assets

Fixed assets are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives of the assets are as follows:

Trucks and automobiles	7 years
Equipment	7 years
Leasehold improvements	Lesser of life of lease or 10 years

Repairs and maintenance are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in income.

Long-Lived Assets

Long-lived assets are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360. If the total expected future cash flows, including estimated salvage value, is less than the asset’s carrying value, the asset is written down to its fair value.  For the six months June 30, 2022, management determined that no such impairment existed.

Income Taxes

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

The Company is a C Corporation for federal income tax purposes. Income taxes include U.S. federal, state, and local taxes, and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.  These differences are primarily related to the allowance for doubtful accounts, inventories, prepaid expenses, and various accruals. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the years that include the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Deferred tax assets and liabilities are aggregated and shown as a net non-current amount on the accompanying consolidated balance sheet.

An uncertain tax position in a tax return is recognized in the consolidated financial statements when it is more likely than not that the position would be sustained upon examination by taxing authorities.  A recognized tax position is then measured at the largest amount of benefit that has greater than a 50% likelihood of being realized upon ultimate settlement.  Accounting provisions also require that a change in judgment that results in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.  The Company regularly evaluates the likelihood of recognizing the benefit from income tax positions taken in various federal and state filings by considering all relevant facts, circumstances, and information available.

Note 3 - Concentration of Credit Risk

The Company maintains cash balances in several financial institutions. Such balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits.

The Company had one major vendor, which accounted for approximately 31% of all purchases for the six months ended June 30, 2022.

The Company had three major customers, which accounted for approximately 28%, 22%, and 21% of all sales for the six months ended June 30, 2022.

Accounts receivable due from five customers accounted for approximately 22%, 20%, 17%, 12%, and 11% of accounts receivable at June 30, 2022.

Note 4 – Fixed Assets

Fixed assets, net is as follows:

	June 30, 2022	December 31, 2021
Trucks and automobiles	785,332	785,332
Equipment	293,542	293,542
Leasehold improvements	381,300	381,300
	1,460,174	1,460,174
Less: accumulated depreciation and amortization	(1,372,207)	(1,355,576)
Fixed assets, net	87,967	104,598

Depreciation and amortization expense related to fixed assets amounted to $16,631 and $16,631 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 – Paycheck Protection Program Loan

As a result of the Corona Virus pandemic, Mikab was able to obtain Paycheck Protection Program loans described in the CARES Act in the amount of $351,370 for payroll and other expense reimbursement in 2021 and 2020. Both loans were completely forgiven in 2021and such amounts recorded as a gain in the accompanying Condensed Consolidated statement of operations.

NOTE 6 – Related Party Transactions

Mikab and the Company have entered into a number of related party transactions.  Certain of the owners of the Company own stock in entities which sell goods and services and lease premises to the Company. The Company believes the terms of these transactions approximate those done as arms-length and are as follows for the six months ended June 30, 2022 and 2021:

Entity	Product	2022	2021
New Jersey Tower Service Inc	Services	$0	$33,767
Mikab Equipment Sales Inc	Equipment	$0	$23,836
29 Aladdin Avenue Realty LLC	Premises Lease	$18,600	$27,900
75 Second Street Realty LLC	Premises Lease	$7,200	$10,800
Mikab Realty LLC	Premises Lease	$7,200	$10,800
Mikab Properties LLC	Premises Lease	$53,985	$80,978
RR Power Leasing LLC	Equipment	$54,600	$0
Novation Enterprises	Services & Workforce Dev	$60,000	$0

NOTE 7 – Leasing Arrangements

The Company leases a commercial building under a twenty-year lease beginning October 1, 2009 and ending September 30, 2029, payable in monthly installments of $8,998 from Mikab Properties (a related party as described in Note 3). The Company is required to carry insurance and pay for all needed repairs, maintenance and real estate taxes. The rental amount has been reduced in the last two years to $96,000 in 2020 by agreement between the parties. There were oral month-to-month agreements for the three other premises the Company leases prior to 2021. Beginning in 2021, these three premises are under five-year lease agreements payable in monthly installments of $3,100 to 29 Aladdin Avenue Realty LLC, $1,200 to 75 Second Street Realty LLC and $1,200 to Mikab Realty LLC. Each has a 3% annual increase for the term of the leases. Based on current GAAP accounting, The Company has determined that it’s operating lease right of use is valued at $988,521 of which $279,633 is current and $708,838 is long-term.  The future minimum lease commitments are as follows for the year ending June 30,

2022	$279,683
2023	$141,480
2024	$141,480
2025	$141,480
Thereafter	$284,398

NOTE 8 – Stockholders’ Life Insurance

The Company entered into life insurance policies for certain stockholders. The Company is both the owner and beneficiary of these policies. The purpose of these policies is to buy back the shares of the stockholder in the event of their death.

The Company also provides whole life insurance to several of the key employees.  There isn’t a cash surrender value

NOTE 9 – Fair Value

These Condensed Consolidated financial statements are required to disclose the methods used to determine the fair value of financial assets and liabilities based on a hierarchy of three levels of input.

Level 1 inputs are based on unadjusted market prices within active markets.

Level 2 inputs are based on quoted prices for similar assets and liabilities in active or inactive markets.

Level 3 inputs would be primarily valued using management assumptions about the assumptions market participants would utilize in pricing the asset or liability.

The three levels of the fair value hierarchy under FASB ASC Topic 820, Fair Value Measurement, are described as follows:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company has no financial assets or liabilities requiring fair valuation.

NOTE 10 - Net Income (Loss) per Share

Basic net loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock has been computed on the basis of the weighted average number of shares outstanding plus equivalent shares of common stock assuming exercise of stock options. Potential shares of common stock that have an anti-dilutive effect (i.e., those that share or decrease loss per share) are excluded from the calculation of diluted net loss per share of common stock.  For the periods ending June 30, 2022 and 2021, all potentially dilutive securities were antidilutive.

NOTE 11 – Convertible Debt and Warrants

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

The Warrants are equity classified. On the date of issuance, the warrants had a fair value of $65,284 and relative fair value of $75,824.33. Amortization of debt discount has been recorded in interest expense the accompanying condensed consolidated statement of operations.

NOTE 12 – Loans Payable - Related Party

As of June 30, 2022 and December 31, 2021, there were a notes payable to related parties of $464,078 and $522,562.  The loans payable bear interest at rates between 10% and 12% and mature at dates commencing December 31, 2022, through January 1, 2025.

NOTE 13 – Loan Payable - Stockholder

As of June 30 2022 and December 31, 2021 the balances of loan payable stockholder were $451,859 and $ 464,078 respectively. The loan bears no interest until maturity January 1, 2025. Interest after maturity is 10% per annum until fully repaid.

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

Under guidance of ASU 805-10-55-11 through 15 MIKAB has been identified as the acquirer for accounting purposes. As a result of the foregoing the Company has not recorded goodwill. The Company intends to conduct a valuation study on the acquisition prior to yearend and will adjust its intangible assets pursuant to the final valuation report.

NOTE 15 – EQUITY

Common Stock

The Company has authorized 300,000,000 shares of $0.000001 par value, common stock. As of June  30, 2022, and December 31, 2021, there were 15,764,424 shares of Common Stock issued and outstanding, respectively.

NOTE 16 - Contingencies

The Company may from time to time be involved in various legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation would not have a material adverse effect on the Company’s Condensed Consolidated consolidated financial statements.

The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closings. Although temporary disruptions can be expected, significant uncertainty exists concerning the magnitude and duration of the COVID-19 pandemic’s impact on the Company's customers, labor sources, supply chains, and demand for the Company’s services.  The potential financial impact cannot be reasonably estimated at this time.

The SBA may elect to undertake an audit of the Company’s Paycheck Protection Program loans.

NOTE 17 – Factoring Recourse

On January 28, 2022, MIKAB entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Tower Cap LLC (the “Purchaser”), a related party, under which the Purchaser agreed to purchase selected MIKAB accounts receivable (subject to a required reserve). The Purchaser retains the right to purchase such accounts as it deems appropriate. Under the Factoring Agreement, the amount advanced to MIKAB varies by account debtor. MIKAB must repurchase delinquent accounts which are past due within 30 days. The fees include interest ranging from 1.95% per month for accounts due in 30 days to 1.75% for accounts due in 90 days in addition to other fees which MIKAB will be charged in the ordinary course of the relationship. The Purchaser also has a security interest (subject to that of the holders of the 2021 Notes described in Note 11) in all accounts receivable and other assets of MIKAB.

Pursuant to the Factoring Agreement, MIKAB has agreed to repurchase any unpaid fees related to the purchased account on demand. The factored amounts are being recorded as a financing.

NOTE – 18 INCOME TAXES

The Corporation accounts for its income taxes using the Financial Accounting Standards Board ASC No. 740, "Accounting for Income Taxes", which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Valuation reserves are used to offset deferred tax assets due to the uncertainty of the realization of those tax assets. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year.

The Corporation had a net operating loss available of approximately $797,000 at December 31, 2021 and $634,000 at June 30, 2022 to offset future federal and state taxable income. This loss does not expire.

Under the Tax Cuts and Jobs Act passed in 2017, the carryforward of net operating losses incurred after 2017 no longer expire. However, these losses can only be used to offset 80% of taxable income in any one year (100% allowed in 2018). Losses incurred in 2017 and prior years can continue to be used to offset 100% of taxable income until they expire. The Deferred Tax Asset at December 31, listed below, reflect the current corporate tax rate of 21%.

For the six months ended June 30, 2022, the approximate taxable income is $204,000. Based on current tax law this can be offset by the carryforward loss up to 80% of the taxable income or $163,200. The resulting taxable income would have a federal tax due of approximately $8,600. It is estimated that various state taxes are approximately $11,400.

The Corporation's total deferred tax asset and deferred tax asset valuation allowances as of June 30, 2022 and December 31, 2021, respectively are as follows:

	12/31/2021	6/30/2022
Total Deferred Tax Assets	$167,000	$133,000
Less: Valuation Allowance	(167,000)	(133,000)
Net Deferred Tax Assets	$-	$-

The Corporation is subject to federal and state taxation in accordance with the Internal Revenue Code and various state codes. Corporation tax expense is charged to income when paid or accrued. The total accrued tax liability at June 30, 2022 would be $20,000. Since there was no change in the tax deferred asset or liability, there is no deferred tax expense or benefit in 2021.

The Company evaluates all significant tax positions. As of June 30, 2022, the Company does not believe that it has any significant tax positions that would result in additional tax liability to the stockholders of the Company nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

The tax years subject to examination by the federal and state taxing authorities are the years ended December 31, 2019 to December 31, 2021.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2022 through August 22, 2022, which is the date that the Condensed Consolidated financial statements were available to be issued. There were no material subsequent events requiring disclosure.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ability to close a reverse merger transaction, the possibility that we are unable to raise capital as and when needed, the ongoing impact of COVID-19, supply chain shortages and inflation and the Federal Reserve’s interest rate increases in response, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

Americrew, Inc.. f/k/a PhoneBrasil International, Inc. (the “Company”, or “Americrew”) is a Delaware Corporation that was organized in New Jersey in 1991. We were a development stage company engaged in the telecommunications industry and at some point we became a shell issuer as referred to on Rule 144(i) under the Securities Act of 1933. Effective December 13, 2021, Americrew merged in to its parent, a New Jersey Corporation, named PhoneBrasil International, Inc. which changed the Company domicile and name.

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

While our business is profitable, we lack the capital to support further growth and need to raise capital to grow our business. See the Risk Factor in Part 2, Item 1A of this Report.

Results of Operations

Results of Operations for the Three and Six Months ended June 30, 2022 and 2021, Respectively

Revenue

For the three months ended June 30, 2022 and 2021, the Company’s revenue was $4,678,413 and $1,229,733, respectively. The increase in revenue between periods was primarily attributable to commencement of work under a new contract beginning in the first quarter of 2022 and an increase in work orders from major customers.

For the six months ended June 30, 2022 and 2021, the Company’s revenue was $6,622,191 and $2,823,727, respectively. The increase in revenue between these periods was primarily attributable to the same reasons referenced above for the corresponding three month periods.

Cost of Revenue

For the three months ended June 30, 2022 and 2021, the Company’s cost of revenue was $3,012,570 and $836,928, respectively. The Company’s gross profit margins were approximately 36% and 32% for the three months ended June 30, 2022 and 2021, respectively. The increase in gross profit margin between periods was primarily due to our revenues increasing between periods at a higher rate that our expenses.

For the six months ended June 30, 2022 and 2021, the Company’s cost of revenue was $4,458,934 and $1,872,617, respectively. The Company’s gross profit margins were approximately 33% and 34% for the six months ended June 30, 2022 and 2021, respectively.

Operating Expenses

For the three months ended June 30, 2022 and 2021, the Company had operating expenses of $1,036,653 and $274,710, respectively. The increase in operating expenses between periods was primarily attributable to increased labor, equipment and other expenditures in our efforts to meet the increased demand for our services in the recent period relative to the prior period.

For the six months ended June 30, 2022 and 2021, the Company had operating expenses of $1,658,247 and $876,875, respectively. The increase in operating expenses between periods was primarily attributable to the same reasons referenced above for the corresponding three month period.

Operating Income

For the three months ended June 30, 2022 and 2021, the Company had operating income of $629,190 and $118,095, respectively. The increase was primarily due to the increase in revenue, partially offset by an increase in operating expenses and cost of revenue year-over-year.

For the six months ended June 30, 2022 and 2021, operating income was $505,010 and $74,235, respectively, with the increase attributable to the same reason referenced above for the corresponding three-month periods.

Net Income

For the three months ended June 30, 2022 and 2021, the Company had net income of $491,034 and $118,095, respectively The -increase in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, was primarily attributable to the increased revenue in the 2022 period coupled with a lower increase in expenditures in the same period.

For the six months ended June 30, 2022 and 2021, the Company had net income of $356,314 and $423,188, respectively The decrease in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily attributable to normal business operations.

Understanding our Operating Results

Revenue from our customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to its supply chains or changes in customer ordering patterns due to uncontrollable events such as the COVID-19 pandemic and geopolitical turmoil. The Company’s ability to recognize revenue in the future for its backlog of customer orders will depend on the Company’s ability to acquire, assemble and deliver products and services to the customers and fulfill its other contractual obligations in a timely manner. In recent periods we have faced challenges in meeting customer demand due to limitations in our operational and capital resources, as more particularly described under “Item 1A – Risk Factors.” Additionally, significant uncertainty exists surrounding our future revenue prospects given our dependence on a limited number of customers for the vast majority of our revenue.

Liquidity and Capital Resources

The Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations and anticipated expansion plans. The Company does not have sufficient working capital to meet its cash needs for the next 12 months. Accordingly, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining short-term loans from related parties.

Other than paying our debt obligations as they come due, the Company intends to utilize any available cash primarily for its continued operations and organic growth. However, in order to execute our business plan, we will need to raise at least an additional $5 million. We are pursuing a new offering of Notes and Warrants in 2022 and may seek to raise up to $5 million on a best efforts basis.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our expansion goals and working capital needs. .

A summary of our cashflow activites for the six months ended June 30, 2022 and 2021 is as follows

Cash Flows used by Operating Activities:

For the six months ended June 30, 2022, net cash provided by operating activities was $1,707,973, compared to net cash provided by operating activities of $619,555 for the six months ended June 30, 2021. The increase in the 2022 period as compared to the 2021 period was primarily attributable to an increase in net accounts receivable and an increase in other assets, offset by an increase in other current liabilities and accounts payable.

Cash Flows from Financing Activities:

For the six months ended June 30, 2022, the net cash provided by financing activities was $1,179,906 consisting of proceeds from the factoring of accounts receivable, net of repayments of loans and notes payable, and for the six months ended June 30, 2021, net cash provided by financing activities was $283,306 consisting primarily of proceeds from loans and notes payable.

Cash Flows from Investing Activities

We had no cash flows used in or provided by investing activities in the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, net income   was $ 376,854. The Company has $511,857 cash on hand as of August 12, 2022. We do not have sufficient working capital conduct our operations for the 12 months following the filing of this Report. As a result, we are seeking to raise up to $7 million from the sale of convertible notes and warrants. See Note 2 to the Condensed Consolidated Financial Statements. We cannot assure you we will raise all of this sum or any amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Kelley Dunne, who is presently serving as our Chief Executive Officer and Mr. Ross DiMaggio, who is presently serving as our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form10-K filed on April 22,2022.

In recent months we have been unable to meet demand for our services due to operational limitations and a lack of working capital.

We have recently faced challenges in servicing certain customers’ work orders under existing master services agreements due to our limited equipment, workforce and working capital. Because of these limitations, demand for our infrastructure services has outpaced our ability to perform the services in a timely manner. As a result, we have not generated revenue to the extent or within the time periods we otherwise would have were we to have the necessary resources to perform the work more promptly. In addition to adversely impacting our results of operations, if this trend continues and we are unable to generate or raise sufficient capital or otherwise struggle to gain access to the equipment and personnel needed to perform under existing or new contracts, our customers may reduce or terminate their agreements or work orders, prospective new customers may elect not to procure us, and the relatively higher demand for our services that we are presently experiencing may subside before we can capitalize on it and leverage it to grow our operations and revenue-generating capabilities. Additionally, as the threat of a possible recession looms and grows due to Federal Reserve interest rate increases, slowing economic growth and other factors, our ability to capitalize on the current opportunities and our future prospects will also be diminished. Should we continue to struggle to provide the requested services due to our own operational and liquidity limitations and/or as a result of outside forces, it could materially harm our business and results of operations.

Our Chief Executive Officer pledged all of his shares in the Company to a creditor of another company that he controls.  Therefore if the other company defaults on the loan, there is a risk that our Company may undergo a change in control which could result in a material adverse effect to our business.

P. Kelley Dunne, our Chief Executive Officer and a director, beneficially owns 4,825,800 shares representing 30.6% of the Company’s issued and outstanding common stock, without giving effect to any conversions or exercises of outstanding derivative securities. This includes 1,856,077 shares held by Novation Enterprises, LLC (“Novation”), an entity which Mr. Dunne controls. Novation has outstanding obligations estimated to be over $1 million payable to a third party under a Royalty Agreement which are past due, although the third party agreed to forbear the enforcement of its rights arising from the defaults until September 30, 2022, subject to certain conditions including the payment by Novation of $45,000. In addition, Mr. Dunne and Novation pledged their shares of the Company’s common stock to secure the payment of the obligations. If Novation is unable to repay its obligations and otherwise comply with the terms of the forbearance agreement or reach another accommodation with the third party by the termination date of the forbearance agreement, the third party could sue Novation and Mr. Dunne. If the third party is successful in asserting a claim against Mr. Dunne, it may become the owner of Mr. Dunne’s pledged shares in the Company as well as those held by Novation. Such a development would result in a change of control of the Company, which could materially adversely affect our ability to take certain corporate actions, or could otherwise result in adverse consequences to the Company and its stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into Americrew, Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Americrew, Inc., 21 Omaha Street, Dumont, NJ 07628.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREW, INC.

August 19, 2022	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer (Principal Executive Officer)

August 19, 2022	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer (Principal Financial Officer)

