Form 10-K/A
period 2021-12-31
AmeriCrew Inc.
filed 2022-11-03
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56176

Americrew Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2551989
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

21 Omaha Street, Dumont, NJ	07628
Address of Principal Executive Offices	Zip Code

(201) 387-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

This Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2021 originally filed on April 15, 2022 (this “Amendment”) is being filed to provide the amended or additional information required by Parts II and IV of Form 10-K. Except as set forth herein, this Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part III of the Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of Americrew, Inc. (the “Company”) for the year ended December 31, 2021 (“Fiscal 2021”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022. We are filing this Amendment to amend Parts II and IV of the 2021 Form 10-K to amend certain disclosure in the 2021 Form 10-K and to provide the required certifications.

In addition, the Exhibit Index in Item 15 of Part IV of the 2021 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment.

/S/ BF Borgers CPA PC We have served as the Company's auditor since 2020

 Lakewood, CO April 15, 2022

Firm ID is 5041.

2

3

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures are ineffective as of the end of the period covered by this report.

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

4

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

5

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into AmeriCrew Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
4.1	Description of Capital Stock				Filed**
10.1	Stock Purchase Agreement dated December 7, 2020	10-K	3/16/21	10.1
10.2	Form of Share Exchange Agreement dated August 12, 2021+	8-K	8/12/21	10.1
10.3	Form of Security Agreement	8-K	10/12/21	10.4
10.4	Form of Guaranty Agreement	8-K	10/12/21	10.5
10.5	Form of Registration Rights Agreement	8-K	10/12/21	10.6
10.6	Form of Securities Purchase Agreement	8-K	12/21/21	10.1
10.7	Form of Secured Convertible Promissory Note	8-K	12/21/21	10.2
10.8	Form of Warrant	8-K	12/21/21	10.3
10.9	Form of Amended and Restated Consolidated Bridge Funding Promissory Note	8-K	1/18/22	10.1
10.10	Form of Note Modification Agreement	8-K	1/18/22	10.2
10.11	Form of Warrant	8-K	1/18/22	10.3
10.12	Master Service Agreement by and between Novation Enterprises, LLC and AmeriCrew Holdings LLC dated April 1, 2021	S-1	2/2/22	10.11
10.12(a)	First Amendment to Master Services Agreement dated November 15, 2021	S-1	2/2/22	10.12
10.13	Promissory Note issued to the Estate of Wesley Weis				Filed**
10.14	Factoring and Security Agreement dated January 28, 2022				Filed**
10.15	Code of Ethics				Filed**
21.1	List of Subsidiaries	S-1	2/2/22	10.12
31.1	Certification of Principal Executive Officer (302)				Filed**
31.2	Certification of Principal Financial Officer (302)				Filed**
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished***
101.INS	Inline XBRL Instance Document.				Filed**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed**
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

+	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
**	Previously filed with our 2021 Form 10-K, originally filed with the SEC on April 15, 2022, which is being amended hereby.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americrew Inc.

Date: November 3, 2022	By:	/s/ P. Kelley Dunne
P. Kelley Dunne, Chief Executive Officer

7