Form 10-Q/A
period 2022-06-30
AmeriCrew Inc.
filed 2022-11-04
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of August 12, 2022, the issuer had 15,764,424 shares of its common stock, $0.001 par value per share, outstanding.

AMERICREW, INC.

AMERICREW, INC.

CONDENSED CONSOLIDATED  BALANCE SHEETS (UNAUDITED) Restated

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$193,385	$721,452
Accounts receivable - net of allowance for doubtful accounts	3,775,471	1,452,560

Prepaid and other current assets	752,114	241,865
Total current assets	4,720,970	2,415,877

Fixed assets:
Fixed asset – cost	1,460,174	1,460,174
Less accumulated depreciation	(1,372,207)	(1,355,576)
Fixed assets, net	87,967	104,598
Operating lease right of use	988,521	0
Total assets	$5,797,458	$2,520,475

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,283,249	$1,089,070
Factored accounts receivable liability	1,341,327	0
Loans Payable—insurance	616,336	138,051
Federal and State Taxes Payable	20,000	0
Operating lease liability	279,633	0
Loan payable - related party	170,780	170,780
Total current liabilities	3,711,325	1,397,901

Other liabilities:
Loan payable stockholder	451,859	464,078
Loan payable - other	0	90,717
Operating lease liability-non-current	708,838	0
Loan payable – related party	464,078	522,563
Convertible notes payable	2,411,732	2,411,732
Convertible note payable -accrued interest	74,534	14,706
Total liabilities	7,822,366	4,901,697
Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 0 shares outstanding	0	0
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,764,424 shares issued and outstanding	15,764	15,764

Additional paid in capital	142,484	142,484
Accumulated deficit	(2,183,156)	(2,539,470
Total Stockholders’ deficit	(2,024,908)	(2,381,222)

Total liabilities and stockholders’ deficit	$5,797,458	$2,520,475

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Restated

	Quarter Ended	Quarter Ended	Six months Ended	Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$4,678,413	1,229,733	$6,622,191	2,823,727

Cost of revenue, exclusive of depreciation	3,012,570	836,928	4,458,934	1,872,617

Operating expenses:
General and administrative expenses	$1,028,338	266,394	$1,641,616	860,244
Depreciation	8,315	8316	16,631	16,631
Total operating expenses	$1,036,653	274,710	$1,658,247	876,875

Operating income	$629,190	118,095	$505,010	74,235

Interest expense	$118,696	0	$128,696	2,417
Gain on forgiveness of debt		0		351,370
Federal and State Tax Expense	20,000	0	20,000	0
Net Income	$490,494	118,095	$356,314	423,188

Earnings per common share (Note 2):
Basic	$0.03	$0.40	$0.02	$1.45
Diluted	$0.03	$ 0.40	$0.02	$1.45
Weighted-average number of common shares outstanding
Basic	15,764,424	290,340	15,764,424	290,340
Diluted	15,764,424	290,340	15,764,424	290,340

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED) Restated

					Additional
	Common Stock		Preferred Stock		Paid In	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)

Balance as of 12/31/2021	15,764,424	$15,764	-	$-	$(139,966)	$(2,257,020)	$(2,381,222)

Restatement Adjustment					282,450	(282,450)
Balance as of 12/31/21, as restated	15,764,424	$15,764			142,484	(2,539,470)	$(2,381,222)
Net Income						(134,180)
Balance as of 3/31/22	15,764,424	15,764			142,484	(2,673,650)	(2,515,402)
Net Income						490,494
Balance as of 6/30/22	15,764,424	$15,764	-	$-	$142,484	$(2,183,156)	$(2,024,908)

Balance as of 12/31/20	290,340	$290	3,094,000	$3,094	$88,336	$902,743	$994,463
Net Income						305,093

Balance as of 3/31/21	290,340	$290	3,094,000	$3,094	$88,336	$1,207,836	$1,299,566
Net Income						118,095

Balance as of 6/30/21	290,340	$290	3,094,000	$3,094	$88,336	$1,325,931	$1,417,651

The accompanying notes are an integral part of these Condensed Consolidated financial statements

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), Restated

	Ended	Six months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net income from continuing operations	$356,314	$423,188

Adjustments to reconcile net operating income to net cash provided by / (used in) operating activities:
Depreciation	16,631	16,631
Amortization of employee incentive mortgages	0	6,578

(Increase)/decrease in Assets:
Accounts receivable	(2,322,911)	(81,918)

Other assets	(510,249)	50,278
Increase in accrued interest	59,828
Increase in accounts payable	194,129	204,798
Increase in accrued expenses	20,000	0
Increase in other current liabilities	478,285	0
Net cash (used) provided by operating activities	(1,707,973)	619,555

Cash flows from financing activities

Proceeds from factoring of accounts receivable	1,341,327	0
(Repayments of) / Proceeds from loans and notes payable	(161,421)	294,967
Premiums paid for stockholders’ life insurance		(11,661)

Net cash provided by financing activities	1,179,906	283,306

Net increase/(decrease) in cash	(528,067)	902,861
Cash at beginning of period	721,452	781,497
Cash at end of period	$193,385	1,684,358

Supplemental disclosure of cash flow information:
Income taxes paid	$0	1,500
Interest paid	13,046	2,417
Non Cash Investing and Financing Activities:
Increase in the right of use asset and lease liability	$988,521	0

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation  is provided over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives of the assets are as follows:

Trucks and automobiles	7 years
Equipment	7 years
Leasehold improvements	10 years

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

NOTE 3– Restatement

Restatement

As result of errors identified in our previously filed interim financial information for the three and six month periods ended June 30, 2022 and 2021, we have restated our prior financial statements.  Those errors and restatements are as follows.  We corrected 2021 earnings per share for errors made with respect to weighted average shares outstanding.  We corrected prior period retained earnings for offering expenses that were previously included in equity but should have been in our prior period operating statement.  We also corrected certain 2022 and 2021 clerical errors and presentation items in our cashflow and operating statements. Those are summarized as follows

	As Reported	Restatement Adjustment	As Restated
As of December 31, 2021
Loans Payable - Other	-	90,717	90,717
Additional Paid in Capital	(139,966)	282,450	142,484
Retained Earnings	(2,257,020)	(282,450)	(2,539,470)

As of June 30, 2022
Accounts payable and accrued expenses	1,283,199	50	1,283,249

For the Quarter ended June 30, 2021
Net Income	118,095	-	118,095
Weighted Average Shares Outstanding	15,764,424	(15,474,084)	290,340
Earnings Per Share	0.01	0.39	0.40

For the six-months ended June 30, 2021
Net Income	423,188	-	423,188
Weighted Average Shares Outstanding	15,764,424	(15,474,084)	290,340
Earnings Per Share	0.03	1.42	1.45

For the quarter ended June 30, 2022
Net Income	491,034	(540)	490,494
Interest Expense	118,156	540	118,696

As of December 31,2021 – Opening Balance Sheet Adjustment
Additional Paid in Capital	(139,966)	282,450	142,484
Retained Earnings	(2,257,020)	(282,450)	(2,539,470)

Six months ended June 30, 2022
Net cash (used) provided by operations	1,707,973	3,415,946	(1,707,973)

NOTE 4 - Concentration of Credit Risk

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

Accounts receivable due from five customers accounted for approximately 22%, 20%, 17%, 12%, and 11% of accounts receivable at June 30, 2022.

NOTE 5 – Fixed Assets

Fixed assets, net is summa as follows:

Fixed assets	June 30, 2022	December 31, 2021
Trucks and automobiles	785,332	785,332
Equipment	293,542	293,542
Leasehold improvements	381,300	381,300
	1,460,174	1,460,174
Less: accumulated depreciation and amortization	(1,372,207)	(1,355,576)
Fixed assets, net	87,967	104,598

Depreciation and amortization expense related to fixed assets amounted to $16,631 and $16,631 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6 – Paycheck Protection Program Loan

As a result of the Corona Virus pandemic, Mikab was able to obtain Paycheck Protection Program loans described in the CARES Act in the amount of $351,370 for payroll and other expense reimbursement in 2021 and 2020. Both loans were completely forgiven in 2021and such amounts recorded as a gain in the accompanying Condensed Consolidated consolidated statement of operations.

NOTE 7 – Related Party Transactions

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

NOTE 8 – Leasing Arrangements

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

NOTE 9 – Stockholders’ Life Insurance

The Company entered into life insurance policies for certain stockholders. The Company is both the owner and beneficiary of these policies. The purpose of these policies is to buy back the shares of the stockholder in the event of their death.

The Company also provides whole life insurance to several of the key employees.  There isn’t a cash surrender value

NOTE 10 – Fair  Market Value (FMV)

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

NOTE 11 – Net Income (Loss) per Share

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

NOTE 13 – Loans Payable - Related Party

As of June 30, 2022 and December 31, 2021, there was a note payable to related parties of $464,078 and $522,562.  The lean bears interest at  12% and 10%  respectively and matures January 1, 2025 and December 31, 2022 respectively.

NOTE 14 – Loan Payable - Stockholder

As of June 30 2022 and December 31, 2021 the balances of loan payable stockholder were $451,859 and $ 464,078 respectively. The loan bears no interest until maturity January 1, 2025. Interest after maturity is 10% per annum until fully repaid.

NOTE 15 – GOODWILL and INTANGIBLE ASSETS

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

NOTE 16 – EQUITY

Common Stock

The Company has authorized 300,000,000 shares of $0.000001 par value, common stock. As of June  30, 2022, and December 31, 2021, there were 15,764,424 shares of Common Stock issued and outstanding, respectively.

NOTE 17 - Contingencies

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

NOTE 18 – Factoring Recourse

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

NOTE 19  INCOME TAXES

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

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2022 through November 3, 2022, which is the date that the Condensed Consolidated financial statements were available to be issued.

On September 30, 2022 and October  28, 2022, AmeriCrew Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with five investors (the “Purchasers”) whereby the Purchasers lent the Company a total aggregate of $500,000 gross proceeds and the Company issued these Purchasers Secured Convertible Promissory Notes (the “Notes”), five-year Class A Common Stock Purchase Warrants (the “Class A Warrants”) and five-year Class B Common Stock Purchase Warrants (the “Class B Warrants”) at an exercise price of $1.9032 per share and $2.50 per share, respectively, pursuant to the terms and conditions of the SPA.

There have been no other material subsequent events.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ability to close a reverse merger transaction, the possibility that we are unable to raise capital as and when needed, the ongoing impact of COVID-19, supply chain shortages, inflation and the Federal Reserve’s interest rate increases in response, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Cost of Revenue, Exclusive of Depreciation

For the three months ended June 30, 2022 and 2021, the Company’s cost of revenue was $3,012,570 and $836,928, respectively. The Cost of Revenue as a percentage of sales increased  due to the commencement of work under a new contract beginning in the first quarter 2022

For the six months ended June 30, 2022 and 2021, the Company’s cost of revenue was $4,458,934 and $1,872,617, respectively.

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

Net Income

For the three months ended June 30, 2022 and 2021, the Company had net income of $490,494 and $118,095, respectively The -increase in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, was primarily attributable to the increased revenue in the 2022 period coupled with a lower increase in expenditures in the same period.

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

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the six months ended June 30, 2022, net cash used by operating activities was $1,707,973, compared to net cash provided by operating activities of $619,555 for the six months ended June 30, 2021. The increase in the 2022 period as compared to the 2021 period was primarily attributable to an increase in net accounts receivable and an increase in other assets, offset by an increase in other current liabilities and accounts payable.

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

For the six months ended June 30, 2022, net income   was $ 356,314. The Company has $511,857 cash on hand as of August 12, 2022. We do not have sufficient working capital conduct our operations for the 12 months following the filing of this Report. As a result, we are seeking to raise up to $7 million from the sale of convertible notes and warrants. See Note 2 to the Condensed Consolidated Financial Statements. We cannot assure you we will raise all of this sum or any amount.

The Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations. The Company does not have sufficient working capital to meet its cash needs for the next 12 months. Accordingly, the Company will need to raise additional funds of at least $5 million  to support its ongoing operations. As previously disclosed, we are engaged in a private offering of secured convertible notes and warrants which is being conducted on a best-efforts basis. As of November 3, 2022, we have raised $245,000 in the offering, and the offering remains ongoing as of the date of this report.

Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining short-term loans from related parties.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs.

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

AMERICREW, INC.

November 2, 2022	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer (Principal Executive Officer)

November 2, 2022	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer (Principal Financial Officer)

