Form 10-KT
period 2022-09-30
AmeriCrew Inc.
filed 2023-01-30
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KT

☐      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2022 to September 30, 2022

Commission File Number: 000-56176

Americrew Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3422241
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21 Omaha Street, Dumont, NJ 07628

(Address of principal executive offices, Zip Code)

201-387-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ACRU	OTC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $1,000,000.

As of September 30, 2022, there were 15,764,424 shares of common stock, par value $0.001 per share, outstanding.

Explanatory Note:

This transition report on Form 10-KT (this “Report”) is filed by Americrew Inc. (the “Company”) without the registered independent accounting firm of the Company (the “Auditor”) having completed its audit for the year ended December 31, 2021, or issued its opinion and consent with respect thereto as required by Article 10 of Regulation S-X. An amendment to this Report will be filed after completion of that audit to include the report containing the Auditor’s opinion and consent together with any other revisions to the financial information based on our coordination with the Auditor on this Report and the financial information contained herein.

This Report contains audited financial statements for the nine-month transition period ended September 30, 2022, which are at times compared to the 12-month period ended December 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-KT and other written and oral statements made from time to time by us may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our business opportunities, expectations including our goal to train veterans and entrance into the clean energy sector, and liquidity. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market acceptance, growth rate, competitiveness, gross margins, and expenditures.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

•	We need substantial additional capital to fund our operations and growth efforts, and we may be unable to obtain such financing as and when needed, on terms favorable to us or at all;

•

As of September 30, 2022, we have a total of $5.78 million of total liabilities that includes approximately $2.96 million of loans outstanding, some of which is past due or comes due in calendar year 2023, and any default by us could materially adversely affect your investment in us;

•	We have in the past and may in the future raise capital through the sale of our Notes and Warrants which may have a dilutive effect on our existing stockholders;

•

Because we require additional capital to execute our business plan and expand our operations, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects;

•	The Company has a limited operating history since it ceased being a shell in August 2021, which makes it difficult to forecast our future results, making any investment in us highly speculative;

•	A large majority of our revenue comes from a small number of customers which subjects us to the risk of lack of diversification;

•	We derive a significant portion of our revenues from master service agreements that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all;

•

We have not generated any revenue from our electric vehicle (“EV”) charging station operations as of the date of this Report, and we may be unable to realize a return on our investment into entering the EV industry due to uncertainties beyond our control;

•	Our business is subject to operational hazards and regulations that can result in significant liabilities, and we may not be insured against all potential liabilities;

•	If we cannot manage our growth effectively, our results of operations would be materially and adversely affected;

•	Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth;

•	We are highly dependent on certain of our executive officers, and the loss of them or a failure to attract and retain key personnel could materially harm our business;

•

We and our customers in the telecommunications and clean energy industries are subject to the possibility of consolidation and rapid technological and regulatory change which could adversely affect our financial condition or prospects;

•

We are subject to risks arising from adverse economic developments such as supply chain disruptions and inflation, which are particularly harmful to our fixed price contracts and time-sensitive projects;

•	The specialty contracting services industry in which we operate is highly competitive; and

•	We may underestimate our costs or staffing needs or the duration of time required for one or more contracts, which could hinder our ability to realize profits or harm our work product and reputation.

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

The Company is a Delaware corporation organized on October 26, 2021. Effective December 13, 2021, our predecessor, Americrew Inc., a New Jersey corporation was merged into us, and the Delaware corporation was the survivor. Mikab was incorporated in the State of New Jersey in 1971. The Company and Mikab share offices located at 21 Omaha Street, Dumont, NJ 07628. Mikab also has a warehouse located at 29 Aladdin Ave Dumont, NJ 07628. The Company also has a smaller office located in Fairfax, VA where its Chief Executive Officer is based.

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

Our business consists of the following: fiber construction and 5G wireless construction, which are collectively grouped into the broader category of telecommunications infrastructure and consist of construction and maintenance and related services with respect to fiber optic cables, wireless cell towers and 5G small and macro cells, site planning and related services for clean energy systems, with an initial focus on EV site survey and planning for future charging stations, and workforce development with respect to our unique in-house training program to support the services we provide.

The Company’s chief operating decision maker has been identified as the chief operating officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Currently, Americrew, Inc. conducts its operations domestically in one segment with four business units – Wireless, Fiber, Clean Energy and Workforce Development.

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

In response to these growing opportunities, telecommunications service providers are expanding and improving upon current wireless and wireline/fiber communications network capacity, while also engaging in buildouts of 5G infrastructure. Additionally, changes in telecommunications service providers, such as T-Mobile’s acquisition of Sprint, are further accelerating the build-out of 5G infrastructure. We believe that nationwide 5G tower deployments, along with the deployment of small/micro cells and fiber network expansion by major carriers in support of 5G will lead to significant demand for 5G telecommunications infrastructure in the years to come.

The public sector has also responded to 5G and the growing demand and utility of telecommunications technology by directing funds towards continued infrastructure growth. In November 2021 President Biden signed the Infrastructure Investment and Jobs Act, or IIJA, which provides for the deployment of approximately $65 billion in federal funding for broadband expansion and improvement projects, became law. This new federal spending package is expected to increase the demand for services within our industry. Government programs dedicated to expanding and improving telecommunication infrastructure and services historically have largely been managed at the federal level over the past decade. The administration of the broadband funding per the enacted IIJA, however, will primarily flow to the states through federal grant programs.

In January 2020, the Federal Communications Commission (the “FCC”) announced its Rural Digital Opportunity Fund (“RDOF”). RDOF will make over $20 billion in funding available over the next 10 years to build and connect gigabit broadband speeds in unserved rural areas, thereby connecting millions more American homes and businesses to digital opportunity. In August 2020, the United States Court of Appeals for the Ninth Circuit upheld the FCC’s initiatives to speed deployment of 5G technology in the United States through the Facilitate America’s Superiority in 5G Technology, or “FAST” Plan. The FAST Plan is designed to make more spectrum available to the market and encourage implementation of and investment in 5G technology across the United States by modernizing regulations and updating infrastructure policy. Additionally, in October 2020, the FCC established the 5G Fund for Rural America, which will provide up to $9 billion in funding over the next 10 years to bring 5G wireless broadband connectivity to rural America. Additionally, we intend to participate in and generate revenue from the expected multi-year broad opportunities in the telecommunications market as described above. This is expected to entail servicing our existing and new customers in the private sector as well as serving the federal, state and local governments as a prime and subcontractor. However, there are numerous risks and uncertainties with respect to the industry and these recent developments, including those described under “Risk Factors”.

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

In our telecommunications operations, we generally perform approximately 12-15 projects per month, the vast majority of which are located in New Jersey and Indiana. We perform work for major wireless carriers and cell tower companies.

Clean Energy

Our operations in the clean energy sector are currently in their early stages and to date, have only accounted for a small portion of our total revenue from operations. Presently, our clean energy operations entail site surveying and preparation in order to assist customers with identifying viable locations to install electronic vehicle (EV) charging infrastructure. We enter into agreements with these customers which provide us with payment of approximately $5,000 - $7,000 per site, and also provide us with a right of first refusal to perform the installation work in the event that a customer elects to proceed with building the charging station(s) at that site. We have also begun to perform virtual site audits using proprietary software along with Google Earth.

While site build outs have been delayed due in part to uncertainty concerning short-term government funding for clean energy initiatives such as EV infrastructure, as and when customers receive the necessary funding and move forward with site buildouts, our EV operations are expected to expand working with strategic partners to establish and expand the charging sites. We also intend to assist with the planning and installation of solar panels and related systems to generate solar-powered clean energy, although we have not commenced any such operations as of the date of this Report. In addition, we intend to provide maintenance services for new and existing EV charge sites and solar energy systems. We did not generate material revenue from our clean energy operations in the fiscal year ended or the nine months transition period September 30, 2022 (as applicable “FY 2022”) or the fiscal year ended September 30, 2021 (“FY 2021”), and we do not expect our clean energy operations to constitute a material portion of our overall revenue in 2023, and any revenue we do generate from our clean energy operations in our early years in the space is expected to be primarily attributable to EV site surveying and preparation.

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

Labor Force and Veteran Workforce Program

We presently have approximately 62 employees and approximately 4 independent contractors. In addition to hiring previously educated and/or trained individuals from the labor market, we engage in a program with government and private partners through which we hire, train and employ military veterans to help us build telecommunications infrastructure for our customers (the “Veteran Workforce Program”). This program allows us to source labor and maintain a competitive advantage during national or regional labor shortages, while also providing career paths to those who have served our country. As of the date of this Report, approximately 66% of our workforce, consisting of 41 employees and one independent contractor, has been sourced from our Veteran Workforce Program.

We also contract with independent contractors to manage fluctuations in work volumes and to reduce the amount we expend on fixed assets and working capital. These independent contractors are often small, privately owned companies that provide their own employees, vehicles, tools and insurance coverage. While no individual independent contractor is significant to the Company, as a whole, independent contractors constitute a significant portion of our workforce at any given time.

Training Program Update

In FY 2022, we trained 131 veterans, almost all of whom have been employed either by us or by our large customers. Training revenue was $254,391 of our total revenue in FY 2022. Federally funded programs pay for the training. We recruit veterans from 12 military bases. Training is conducted at [four] brick and mortar schools which offer courses ranging from 5 weeks to 6 months, with the longer courses offering credits toward an associates’ degree.

The 4 brick and mortar educational institutions we partner with conducted a total of 12 classes/cohorts in FY 2022, training 131 veterans with a job placement rate of 92%. We define job placement as training which results in subsequent relevant employment, which can include employment at Americrew, or with other participants in the infrastructure services industry. We provided four types of training classes:

•

Diploma in Operations Management for Technical Industries. The intent of the Diploma in Operations Management for Technical Industries (OMTI) program is to prepare students with the knowledge of technical concepts, regulations, and applications for operations management. This is designed to teach students the technical skills needed to thrive in management roles in industries like telecom, clean energy, and fiber.

•

Occupational Associate Supervisor Project Management. Occupational Associate Supervisor Project Management program applies technical experience while matriculating to a supervisory/entry-level management position, which is demonstrated by successful completion of the projects required in the core courses.

•

National Infrastructure Course – MMT Course: Fiber Certification course that is 200 Total Clock Hours, 8 Industry Recognized Certificates and 140 minimum paid work study time in the industry. Additionally, the NIT MMT course is a DOL Approved Apprencticeship Course and over 27 Americrew Students were submitted and approved as Level I DOL Apprentices

•

National Infrastructure Course – Tower and Wireless Course: Tower, Lineman and 5G certification course of 120 total clock hours with 80 hours of classroom certification and 40 hours of Labs and Work Study.

In November 2022, we entered into a five-year partnership with Vincennes University (“Vincennes”), pursuant to which Americrew will host the National Infrastructure Technician Academy at Vincennes’ Campus and additional Vincennes sites statewide and military education facilities throughout the country. The first year of the partnership is expected to produce 75-100 trained veterans into the workforce in Indiana alone.

As we grow our operations both organically and/or through strategic acquisitions, management anticipates that we may need to expand our workforce by up to two its current size during the next 12–18-month period. One issue we are facing is recruiting experienced forepersons to head our work crews. In connection with our ongoing operations and planned growth efforts, management expects that the Company we will need to rely on a greater proportion of employees and independent contractors with outside training to meet its expected increased operational needs and implement our business strategy. The Company has several strategic Education and Training Partners that the Company believes can significantly scale as the workforce demand increases. A significant portion of the training and certification cost is paid for by several government-funded veteran benefit programs — which we expect will enable more rapid growth in the training of the workforce.

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

Industries and Current Trends

As mentioned above, we operate four distinct businesses in the telecommunications and clean energy industries. Below is an overview of each such industry and current trends within them, as well as our current and planned role as a market participant in each space.

Telecommunications

Significant advances in technology and rapid innovation in service offerings to data consumers continue to increase demand for faster and more reliable wireless and wireline/fiber communications network services. The amount of network data traffic is experiencing significant and accelerating levels of growth from increased usage and sophistication of mobile devices, advancements in the IoT technology and an increase in the use of mobile and remote technologies in response to the COVID-19 pandemic, which accelerated trends that were already underway prior to the pandemic. Increased data usage is expected to significantly increase data traffic, resulting in the need for new and upgraded networks.

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

In response to these growing opportunities, telecommunications service providers are expanding and improving upon current wireless and wireline/fiber communications network capacity, while also engaging in buildouts of 5G infrastructure. Additionally, changes in telecommunications service providers, such as T-Mobile’s acquisition of Sprint, are further accelerating the build-out of 5G infrastructure. In calendar 2022, mobile carriers and other telecommunications companies continue to prepare for, develop and implement 5G infrastructure to offer products and services with advanced benefits compared to predecessor technology, including high speed data access and transfer and enhanced core network capabilities and cloud computing. As access to high-speed mobile Internet and cellular data continues to grow in demand in response to general trends including human population increases and remote work, artificial intelligence and the Internet of things technology, and the development of the “metaverse” and evolving social media ecosystems, mobile cellular industry participants are undertaking to upgrade their technology and infrastructure to keep up, most recently with the ongoing push towards 5G described above. We believe that nationwide 5G tower deployments, along with the deployment of small/micro cells and fiber network expansion by major carriers in support of 5G will lead to significant demand for 5G telecommunications infrastructure in the years to come.

We intend to participate in and generate revenue from the expected multi-year broad opportunities in the telecommunications market as described above. This is expected to entail servicing our existing and new customers in the private sector as well as serving the federal, state and local governments as a prime and subcontractor.

Clean Energy

Climate change initiatives and the desire to reduce carbon emissions continued to gain momentum in 2022. Demand for clean energy sources continues to grow, with renewable energy sources reporting rising levels of usage and capacity as well as declining costs. Potential new governmental and policy initiatives under current and future legislation, regulations, and executive orders could drive even further growth in clean energy infrastructure. Additionally, electronic car manufacturers and other companies are researching and developing clean energy technology such as promoting EV to meet growing demands and address concerns over ecological sustainability, and over time such technologies are becoming increasingly affordable for consumers. The Biden Administration has elevated climate change and the federal administrative agencies and legislative opportunities have reacted to this change. Additionally, many transportation and logistics companies (including major names such as Amazon, UPS, FedEx) have committed to begin using electric vehicles in the next 5-10 years and Hertz is the largest rental car operator of EVs. In late 2021, it announced it intends to purchase 100,000 Teslas and in April 2022, it announced it plans to purchase 65,000 Polestars over five years. Presently Hertz’s website says it offers Teslas and Polestar EVs for rent.

Growing corporate initiatives for smaller, standalone distributed generation facilities, together with regulatory and other policy initiatives at the federal, state and municipal levels, have spurred demand for clean energy production from sustainable power sources, including electrical power production from renewable sources such as wind, solar and biomass.

The United States appears to be heading toward eliminating the sale of new gas-powered vehicles. For example, in January 2021 General Motors announced its plan to sell only zero-emission vehicles by 2035. Moreover, a growing number of EV models are being introduced into the market, with newer models anticipated from automobile manufacturers such as Mercedes, Chevrolet, Nissan and BMW in 2023.  Additionally, The California Air Resources Board today approved the trailblazing Advanced Clean Cars II rule that sets California on a path to rapidly growing the zero-emission car, pickup truck and SUV market and deliver cleaner air and massive reductions in climate-warming pollution.

The rule establishes a year-by-year roadmap so that by 2035 100% of new cars and light trucks sold in California will be zero-emission vehicles, including plug-in hybrid electric vehicles. The regulation realizes and codifies the light-duty vehicle goals set out in Governor Newsom’s Executive Order N-79-20.

As a result of these trends, we expect a continued demand for construction of clean energy infrastructure in the coming years. Our goal in the clean energy space is to form strategic partnerships and attract and obtain customers and business relationships to assist in building and servicing our existing and prospective clean energy customers.

Customers

We have relationships with telecommunications providers, including telephone companies, cable multiple system operators, and wireless carriers. Our customer base is highly concentrated, with our top five customers accounting for 82% of our total sales in FY 2022 with no one customer exceeding 25% of total sales. Our top two customers accounting for 68% of our total sales in FY 2021. Additionally, the telecommunications industry is subject to a general lack of diversity, with only a handful of major wireless carriers, and the potential for further corporate combinations which would further subject us to anti-competitive risks. As EV sales increase and expand further beyond Tesla, we expect that EV charging opportunities will increase. See “Risk Factors” on beginning on page 22 for more information.

Materials and Supplies

We rely on a variety of raw materials and supplies to perform services under our contracts. We have in the past and may in the future encounter difficulties in obtaining the materials and supplies needed to meet our contractual obligations and generate revenue in the required timeframes, on favorable terms or at all. For example, the supply chain issues, and rising equipment and materials costs are challenging. While we have been unable to perform certain projects in a timely manner due to shortages in computer chips which are contained in equipment we use, we have largely been able to obtain other supplies to fulfill other orders. Our customers appear to face supply chain issues including the availability of fiber optics cabling, which may delay or receipt of orders. We are unable to quantify the precise impact of these developments on our financial results and customer relationships as of the date of this Report.

A contributing factor to our actual and potential supply shortages and resulting delays is our reliance on a limited number of principal suppliers to provide us with the materials needed to accomplish our objectives with respect to our customer contracts.

Backlogs

We have backlogs of anticipated revenue from pending work orders under our agreements with customers. Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our current 12-month backlog is attributable to master service agreements and other service agreements, which generally do not require our customers to purchase a minimum amount of services and are cancellable on short or no advance notice before the work commences.

As of September 30, 2022, we have a total of approximately $5,300,000 in backlogs, consisting of our wireless telecommunications services operations.

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

 Environmental

A significant portion of our operations involve the construction, improvement and maintenance of underground infrastructure for our customers, and we often operate in close proximity to pipelines or underground storage tanks that may contain hazardous substances. We could be subject to potential material liabilities in the event we fail to comply with environmental laws or regulations or if we cause or are responsible for the release of hazardous substances or cause other environmental damages. In addition, failure to comply with environmental laws and regulations could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions and penalties.

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

While we undertake efforts to comply with applicable laws and regulations, any failure to comply with such laws and regulations could result in substantial fines or revocation of our operating licenses and permits, the implication of termination or cancellation rights under our contracts, disqualification from pending or future bidding opportunities, or reputational harm and resulting loss of business opportunities or future revenue. Additionally, the regulatory environment our industry faces, and any changes thereto could impact our customers’ projects and demand for our services causing them to experience delays, reductions in scope and cancellations of projects. See “Risk Factors” for more information about the regulatory risks we face.

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

While Mikab had operations prior to the Acquisition, we have a limited operating history as a combined company following the August 2021 Acquisition from which to evaluate our prospects. Our Chief Executive Officer and Chief Operating Officer have operated in the telecommunications sector prior to the Acquisition, neither has operated in the clean energy space, making our expectations and projections with respect to that business particularly speculative. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our budget plans and estimates of future revenue. Additionally, our current revenue projections are based largely on customer and partner relationships and contracts that are still the subject of negotiation and in some cases are pending government funding and bidding processes, the results of which remain uncertain. Similarly, if we are able to raise sufficient capital in the future, we may use a portion of the proceeds to acquire other operating businesses in our industries or related industries to facilitate strategic growth and build our market presence and revenue potential. If we do acquire one or more businesses in the future, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations or plan of operations or acquisitions. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and growth process. Due to these contingencies, we may not be able to achieve or maintain profitability in some or all of our businesses or operations in a timely manner or at all, in which case you could lose all or some of your investment.

We were unable to raise sufficient capital from our recent Note financings, and our ability to raise sufficient capital or generate revenue to pay outstanding debt obligations as and when they come due and the adverse consequences of any default thereon, or our inability to meet our operational requirements, will materially adversely affect us and your investment in us.

In 2021 we closed private placement offerings of Convertible Notes (the “2021 Notes”) which resulted in $2,485,000 in gross proceeds, well below the $15 million we sought to raise in those transactions. These proceeds were insufficient to pay our outstanding indebtedness as and when it comes due, meet our operational commitments, or fully implement our business plan. In August 2022, we launched a new private placement to raise up to $7 million on similar terms through the issuance of Convertible Notes (the “2022 Notes”) in order to pay our liabilities and/or finance our operations. As of December 31, 2022, we have only raised $838,000 of the $7 million sought in the 2022 financing which is continuing through March 31, 2023. We obtained the consent of more than 51% of the holders of the 2021 Notes to issue additional indebtedness, although there is a risk minority investor may challenge this action taken without their consent. Further, our outstanding securities contain provisions, such as those summarized in the following paragraph, which could limit our ability to raise capital in the future. See “Liquidity and Capital Resources” and “Item 13 - Certain Relationships and Related Transactions” for more information on our outstanding securities.  To access additional working capital, we entered into a Factoring and Security Agreement under which the purchaser agreed to purchase selected Company accounts receivable (subject to purchaser’s discretion, a required reserve and payment of certain fees) and under which the purchaser’s rights are secured by Company assets.

The 2021 Notes are due beginning in October 2023 through December 2023.

As of September 30, 2022, we have a total of $5.78 million of total liabilities that includes approximately $2.96 million of loans outstanding, which a large portion of these loans outstanding are secured by the Company’s assets and guaranteed by the Company and its subsidiaries. Therefore, the occurrence of an event of default under these Notes, which would accelerate our payment obligations thereunder, could cause us to lose some or all of our assets and suspend or cease the related operations to the extent we are unable to repay the indebtedness or cure the event of default within the cure periods prescribed, if any. Events of default under the Notes include, among other things, (i) any default in the payment of amounts owing to the holder on such Notes; (ii) a material breach or the failure observe or perform any covenant or agreement under any of the transaction documents related to the Note transaction or any other material agreement, lease, document or instrument to which the Company or its subsidiaries is obligated; (iii) the Company or its subsidiaries experiences a material adverse effect as defined in the transaction documents; and (iv) the Company issuing variable rate securities.  Further, these 2021 and 2022 Notes prohibit us from incurring further indebtedness, subjecting our assets to liens or encumbrances, or engaging in transactions with our affiliates, subject to limited exceptions. These restrictive covenants may have the effect of limiting or preventing our ability to raise the capital needed to repay the Notes, bridge loans or other outstanding indebtedness or fund our operations. Additionally, if we are unable to timely repay the bridge loans, which come due earlier than the 2021 Notes, this would trigger an event of default under the 2021 and 2022 Notes which could result in a negative cascade effect that would materially harm our ability to continue our operations absent additional capital or obtaining a waiver or extension from the noteholders, which may require additional consideration, further diminishing our financial position. If we are unable to raise sufficient additional capital to pay these obligations as and when they come due, our business and your investment in us could be materially harmed.

We need significant additional capital, which may not be available to us on acceptable terms, or at all.

We require additional capital to achieve our operational and acquisition goals during the next 12 months and for general corporate purposes. In late 2021 we raised just $2,485,000 of the $15 million we sought to raise by the end of 2021 through the sale of 2021 Notes and Warrants. In 2022 we raised an additional $245,000 from the sale of 2022 Notes and Warrants and may raise additional proceeds from the sale of the same or similar securities in the future. No assurances can be given that we will be successful in raising substantial capital as intended or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Further, pursuant to the promissory note issued to the Former Principal Stockholder in September 2022 we are required to apply 10% of the gross proceeds from any financing towards repayment of the note for as long as such note remains outstanding, which will limit our ability allocate financing proceeds towards working capital, operational needs and growth initiatives.

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

In 2022 we were unable to meet demand for our services due to operational limitations and a lack of working capital.

We have recently faced challenges in servicing certain customers’ work orders under existing master services agreements due to our limited equipment, workforce and working capital. Because of these limitations, demand for our infrastructure services has outpaced our ability to perform the services in a timely manner. As a result, we have not generated revenue to the extent or within the time periods we otherwise would have if we were to have the necessary resources to perform the work more promptly. In addition to adversely impacting our results of operations, if this trend continues and we are unable to generate or raise sufficient capital or otherwise struggle to gain access to the equipment and personnel needed to perform under existing or new contracts, our customers may reduce or terminate their agreements or work orders, prospective new customers may elect not to procure us, and the relatively higher demand for our services that we are presently experiencing may subside before we can capitalize on it and leverage it to grow our operations and revenue-generating capabilities. Additionally, as the threat of a possible recession looms and grows due to Federal Reserve interest rate increases, slowing economic growth and other factors, our ability to capitalize on the current opportunities and our future prospects will also be diminished. Should we continue to struggle to provide the requested services due to our own operational and liquidity limitations and/or as a result of outside forces, it could materially harm our business and results of operations.

The future issuance of equity or of debt securities that are convertible into, or exercisable for, equity may dilute your investment and reduce your equity interest; the large supply of common stock underlying securities previously sold by the Company and the public sale of such shares may significantly reduce the public prices in the future.

Given our need for additional capital, we will need to raise additional capital in the future, the terms and availability of which will depend on market conditions, strategic considerations and operational requirements. Our recent and planned private placement of Notes and Warrant on identical terms to our prior offering will create additional dilutions. To the extent that even more additional capital is raised through the issuance of shares or other securities convertible into, or exercisable for, shares of common stock, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, we are required to register the shares of common stock issuable upon conversion and exercise of the Notes and Warrants. If a registration statement is filed for such purpose and becomes effective, it will permit the resale of these shares at any time following the effective date of such registration statement as long as it remains effective. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for investors to sell shares of our common stock at times and prices that they feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to this or subsequent registration statements may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital. To the extent that we raise additional funds and issue Notes and Warrants or shares of common stock or other forms of common stock equivalents, the dilution will increase. In addition, in late 2022 our Board of Directors (the “Board”) approved the 2022 Equity Incentive Plan under which we may issue common stock, stock options, restricted stock units or other forms of equity awards that will cause further dilution to our existing investors.

Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth and on your investment in us.

Our business strategy contemplates expanding our presence in the industries we serve, including through strategic acquisitions of companies that complement or enhance our business. We will be highly reliant on funds received from recent financings as well as future securities offerings to achieve these acquisitions and resultant growth in our business, although we may use our common stock or preferred stock in connection with any acquisitions. Our recent private placements in 2021 and 2022 did not result in sufficient capital to achieve these goals, so we need to raise additional capital in the future to be able to achieve our growth objectives.

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

The success of our acquisition strategy also depends on our ability to successfully integrate the operations of the acquired businesses with our existing operations and realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, elimination of redundant costs and capitalizing on cross-marketing opportunities. Our ability to integrate and realize benefits can be negatively impacted by, among other things:

•	failure of an acquired business to achieve the results we expect;

•	diversion of management’s attention from operational and other matters or other potential disruptions to existing business;

•	difficulties incorporating the operations and personnel, or inability to retain key personnel, of an acquired business;

•	additional financial reporting and accounting challenges associated with an acquired business;

•	unanticipated events or liabilities associated with the operations of an acquired business;

•	loss of business due to customer overlap or other factors;

•

risks and liabilities arising from the prior operations of an acquired business, such as performance, operational, safety, workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations or available insurance; and

•	any difficulty or failure to obtain the requisite capital on terms acceptable to us or at all as needed to fund acquisitions;

There can be no assurance that we will be able to complete any acquisitions or, if we do, successfully complete the integration process for target companies without substantial costs, delays, disruptions or other operational or financial problems. We may not have access in the future to sufficient capital on favorable terms or at all. We require additional capital in order to pursue acquisitions, fund capital expenditures, and to meet our working capital needs, or to respond to changing business conditions. In addition, if we seek to incur indebtedness in the future, we may be required to agree to covenants that limit our operational and financial flexibility. Moreover, we cannot incur indebtedness to support our working capital unless we repay the Notes. Further, we cannot prepay pursuant to the terms of the Notes until the 12-month anniversary of the applicable issuance date which for the 2022 Notes is not until late 2023. If we pursue future debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us, or at all. Our inability to access additional capital could adversely affect our liquidity and may limit our growth and ability to execute our business strategy. Failure to successfully locate or acquire suitable businesses or integrate acquired businesses could adversely impact our business and prospects, and your investment in us could be harmed.

Our failure to perform sufficient due diligence prior to completing acquisitions could result in significant liabilities.

The growth of our business through acquisitions may expose us to risks, including the failure to identify significant issues and risks of an acquired business. A failure to identify or appropriately quantify a liability in our due diligence process could result in the assumption of unanticipated liabilities arising from the prior operations of an acquired business, some of which may not be adequately reserved and may not be covered by indemnification obligations. Since we anticipate that acquisition targets may be small privately held companies that lack sophisticated records and financial statements, we may incur added risks. The assumption of unknown liabilities due to a failure of our due diligence could adversely affect our results of operations and financial position.

If we are not able to achieve our business objectives, the value of an investment in the Company could be negatively affected.

In order to be successful, we believe that we must, among other things:

•	raise sufficient additional capital to repay our outstanding indebtedness, and fund our operations and growth initiatives;

•	increase our market share and capabilities in each business and industry in which we operate;

•	maintain efficiencies in operations;

•	land significant new contracts.

•	locate, negotiate and consummate strategic acquisitions of businesses and assets which are compatible with our current and planned operations;

•	manage our operating expenses to sufficiently support operating activities;

•	maintain fixed costs at or near current levels; and

•	avoid significant increases in variable costs relating to labor, and marketing and providing our services to current and prospective customers.

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

A substantial portion of our revenue is derived from master service agreements and long-term contracts, many of which do not require our customers to purchase a minimum number of services. The majority of these contracts may be cancelled by our customers on short notice, regardless of whether or not we are in default under such agreements. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.  Thus, investors should not place undue reliance on our backlog which is not firm.

These agreements typically do not require our customers to assign a specific amount of work to us until a purchase order or statement of work is signed. Consequently, projected expenditures by customers are not assured until a definitive purchase order or statement of work is placed with us and the work is completed. Furthermore, a majority of our customers require competitive bidding of these contracts. As a result, we could be underbid by our competitors or be required to lower the prices charged under a contract being rebid. The loss of work obtained through master service agreements and long-term contracts, or the reduced profitability of such work could adversely affect our business or results of operations.

Amounts included in our backlog may not result in actual revenue or translate into profits and may be subject to cancellation and unexpected adjustments which makes our backlog an uncertain indicator of future operating results.

As of September 30, 2022, we had a total of approximately $5,300,000 in backlog. Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options and our proportionate share of estimated revenue from proportionately consolidated non-controlled contractual joint ventures. A significant portion of our current 12-month backlog is attributable to master service agreements and other service agreements, which generally do not require our customers to purchase a minimum number of services and are cancellable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. Additionally, our ability to estimate backlogs and revenue realization may become more difficult as we grow our operations and acquire businesses. We have experienced and may experience postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, project delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

Because we depend on independent contractors and suppliers, we may face an increase in our costs or liabilities, which may impair our ability to complete contracts on a timely basis, or at all.

We rely on third-party independent contractors to perform some of the work on our contracts. We also rely on third-party suppliers to provide equipment and materials needed to perform our obligations under those contracts. As we continue and grow our operations, we expect our need for these independent contractors (in addition to our human capital generally) to significantly increase. To the extent that we cannot engage independent contractors or suppliers, our ability to enter into or complete new contracts may be impaired. In addition, if a contractor or third-party supplier is unable to deliver its goods or services according to the negotiated terms for any reason, we may suffer delays and/or be required to purchase the services from another source at a higher price. We sometimes pay our independent contractors and suppliers before our customers pay us for the related services. If customers fail to pay us and we choose, or are required, to pay our independent contractors for work performed or pay our suppliers for goods received, it could have a material adverse effect on our financial condition and results of operations. In addition, as we cannot control the actions of the third parties with which we work on projects, if these third parties suffer business downturns, fail to meet their objectives or fail to adhere to customer specifications or comply with applicable laws or regulations, we may experience a resulting diminished revenue and decline in results of operations, or become exposed to liabilities.

Our business is subject to operational hazards and regulations that can result in significant liabilities and that may be exacerbated by certain geographies and locations where we perform services, and we may not be insured against all potential liabilities.

Due to the nature of services we provide and the conditions in which we and our customers operate, our business is subject to operational hazards and accidents that can result in significant liabilities. These operational hazards include, among other things, electricity, fires, explosions, leaks, collisions, mechanical failures, and damage from severe weather conditions and natural disasters. Furthermore, certain of our customers operate telecommunications infrastructure assets in locations and environments that increase the likelihood and/or severity of these operational hazards, including as a result of changes in climate and other factors in recent years. For example, some of the work we perform is underground, and some work is done on high elevation locations such as cell towers, rooftops and monopoles. With respect to services performed underground, if objects are present in the soil that are not detected or indicated to us by customers or others we work with on the project, our underground work could strike objects in the soil containing hazardous substances or pollutants that could result in a rupture and discharge of those materials and resultant harm and/or legal or regulatory violations. In such a case, we may be liable for fines and damages. Similarly, if a worker is performing work on a structurally compromised cell tower and the tower collapses, we could be subject to workers compensation, personal injury, property damage or wrongful death claims as a result of the event. We also often perform services in locations that are densely populated and that have higher value property and assets, such as the Northeastern United States and metropolitan areas, which can increase the impact of any of these hazards or other accidents. To date, no employees have encountered any significant injuries.

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

We typically provide contractual warranties for our services and materials, guaranteeing the work performed against, among other things, defects in workmanship, and we may agree to indemnify our customers for losses related to our services. These warranty periods are typically for one year but could be longer in the future and/or for certain projects or types of projects. Warranties can require us to re-perform the services and/or repair or replace the warranted item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy our warranty obligations. In addition, we can be required under contractual arrangements with our customers to warranty any defects or failures in materials we provide. While we generally require materials suppliers to provide us warranties that are consistent with those, we provide customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials.

Furthermore, our business involves professional judgments regarding the planning, construction, operations and management of the infrastructure we build. Because our projects are often technically complex, any failure by us or our third-party collaborators to make judgments and recommendations in accordance with applicable professional standards could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life), property damage claims or other claims against us, as well as reputational harm. For example, a cellular carrier could allege that we caused lost profits or business, or reputational damage based on periods of time in which the carrier could not provide services to their customers due to cell sites being offline. These liabilities could exceed our insurance limits or impact our ability to obtain third-party insurance in the future, and customers, independent contractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. As a result, warranty, professional malpractice and other related claims could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

If we lose the services of Brian Weis, our Chief Operating Officer and P. Kelley Dunne, our Chief Executive Officer, each of whom has significant and valuable experience in our industry or in general and on whose leadership we rely to meet our objectives, our ability to execute our business plan could be materially impaired. Because Mr. Dunne joined us at the time of the Acquisition, there is a risk that he may encounter friction with Brian who previously was Mikab’s Chief Executive Office and is now our Chief Operating Officer.

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

We use a significant number of independent contractors in our operations for whom we do not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor across jurisdictions and such tests generally consider multiple varying factors that may not apply consistently to our operations across jurisdictions. Further, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. For example, California recently enacted changes to treat “gig” economy workers as employees in many instances, demonstrating a trend towards narrowing the definition of independent contractor in that state. The Federal government and other states including New Jersey and New York may take similar adverse action with respect to employee classifications, or the United States Internal Revenue Service or other governmental authorities may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines, penalties or other liabilities on us. For example, the U.S. Department of Labor proposed a new rule in October 2022 to revise, further define and provide supplemental guidance on the determination of an independent contractor versus an employee. While according to the publication the proposed rule is designed to “be more consistent with judicial precedent and the [Fair Labor Standards Act’s] text and purpose,” it could nonetheless result in adverse findings with respect to certain of our personnel who we currently classify as independent contractors. If we are required to pay employer taxes or other liabilities for prior or future periods for our independent contractors, our operating costs will increase, which could materially adversely impact our business, financial condition, results of operations and prospects. States needing revenue may adopt laws in this area regardless of what the federal government may do.

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

Additionally, the telecommunications industry has been characterized by a high level of consolidation that may result in the loss of one or more of our customers, and the high saturation rate of the telecommunications industry may result in a reduced demand for our customers’ offerings, and in turn their need for our services could decline. Similarly, with only a handful of automobile manufacturers currently producing EVs, our prospects in that space remain subject to uncertainty, particularly if consolidations or collaborations take place that limit our ability to enter into contracts to provide our services on favorable terms. Our failure to rapidly adopt and master new technologies as they develop in the industries we serve or adapt to the consolidation of one or more of our significant customers or other developments could adversely affect our results and plan of operations, which could materially harm your investment.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated, with approximately 82% of our revenue derived from 5 customers in FY 2022, and 68% of our revenue derived from 2 customers in FY 2021. Additionally, the vast majority of our telecommunications operations are located in New Jersey and Indiana. While we hope to develop a more diversified customer base and expand the scope of our operations in future periods, including potentially as a product of expanding our operations into the clean energy sector and into other geographic areas, there can be no assurance we can or will be successful in doing so. For example, in the telecommunications industry only three major wireless communications service providers make up a majority of the North American market, which number has been reduced over the years due to consolidations. Revenues under our contracts with significant customers may continue to vary from period-to-period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers are expected to continue to comprise a substantial portion of our revenue for the foreseeable future.

Because of the concentration of our revenue among a small number of customers, the loss of one or more of our major customers could have a material adverse effect on our results of operations. Further, because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

•	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

•

our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, including the actions of employees and independent contractors, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

•

key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the markets as a result of economic downturns or other reasons; and

•

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

We compete with other specialty contractors, including numerous local and regional providers, as well as several large national and international companies that may have financial, technical, and marketing resources exceeding ours. Many of our competitors have larger market share, better name recognition, more diverse products and services offerings, more experience and more capital and human resources than we do. For example, our competitors in the telecommunications infrastructure sector include public companies like Mastec, Inc., Dycom Industries, Inc., High Wire Networks, Inc., and Quanta Services, Inc. They have significantly more resources than we do. Additionally, many of our customers have and/or may establish or grow in-house operations that overlap or reduce their need for our services or use us to subcontract projects for our prospective customers, rendering them both competitors and customers and our relationship subject to relative uncertainty as to sustainability and duration. For example, EV manufacturers may offer their customers at-home installations of charging stations, or generally perform installations without the use of outside service providers, which would diminish our potential market share and prospects.

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

Our contracts and other engagements frequently require us to perform extra or change order work as directed by the customer, even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer, and we are paid by the customer.

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

We rely on suppliers to obtain the necessary materials and independent contractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations, including a significant number of specialty vehicles. Limitations on the availability of suppliers, independent contractors or equipment manufacturers, or of the raw materials and other resources needed to product the equipment and materials we utilize, could negatively impact our operations, particularly in the event we rely on a single or small number of providers in a certain region or service type or in general. For example, the automotive supply chain disruptions have rendered performing our services within agreed upon timeframes more difficult and costly. The risk of a lack of available suppliers, manufacturers, labor or resources can be heightened as a result of market, regulatory or economic conditions, including the current labor shortage affecting many businesses. Our Veteran Workforce program is designed to give us a competitive edge with respect to skilled labor supply although no assurances can be given. For example, customers may expect or demand for us to engage a specified percentage of suppliers or contractors that meet unique requirements such as diversity-ownership, which can further limit our pool of available business partners and limit our ability to secure contracts, maintain our services or grow in those areas.

Because of the current inflation affecting the economy, we may be harmed in the future.

We believe inflation currently poses a risk to us in a number of ways. We rely heavily upon fixed price contracts with our customers which mean we cannot increase our prices on these contracts. We cannot be certain if we can increase prices since the bulk of our revenue comes from a small number of customers which dictate what we can charge. Moreover, our cost of labor is subject to general inflationary increases as well as a very tight labor market where there is competition for new workers. The more active our business is, the more inflation may affect us. Additionally, in response to inflation, the Federal Reserve has implemented interest rate hikes throughout calendar year 2022 and is expected to continue this policy into calendar year 2023, which many experts are predicting will result in a recession in the near term. Our results of operations and growth potential could be adversely affected if an economic downturn or recession occurs or intensifies. As of the date of this Report, we cannot predict how extensive inflation, or any resulting adverse economic conditions will be or the duration thereof or the ultimate impact on us and the industries in which we operate.

An increase in the price or restrictions on use of fuel, materials or equipment necessary for our business could adversely affect our business.

Under certain contracts, including where we have assumed responsibility for procuring materials for a project, we are exposed to price increases for materials such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also affected by fuel costs, as projects generally entail daily use of vehicles to transport crews and materials. In addition, our customers’ capital budgets can be negatively impacted by an increase in prices of certain materials, potentially hindering their ability to pay us for work performed. Commodity prices have increased as have the prices of products that use computer chips. Consumer prices rose approximately 9.1% in the 12 months ended June 2022, which according to the U.S. Bureau of Labor Statistics is the largest increase in 40 years, as the United States continues to face an inflationary period. While there appears to be some reduction in inflation, the recent 2023 federal budget of $1.7 trillion may increase inflation. Prices could be materially impacted by general market conditions and other factors, including global trade relationships. For example, recent changes to United States policies related to global trade and tariffs, as well as retaliatory trade measures implemented by other countries, have resulted in uncertainty concerning availability and pricing of certain commodities and goods important to our and our customers’ businesses, including steel and aluminum. Inflation could impact other aspects of our operations as well, by increasing other expenses such as the costs of providing healthcare and housing for our workforce. Furthermore, we may enter into fixed price contracts which do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to any such projects. Unfavorable fluctuations in the cost of materials we use could have a material adverse effect on our results of operations.

Our business and operations, and the operations of our customers, may be adversely affected by disease outbreaks, epidemics or pandemics such as the COVID-19 pandemic.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the United States economy and financial markets. Further, COVID-19 may adversely affect our business in the future, since it could adversely affect our workforce and reduce customers demand or at least defer orders. For example, the surge of infections caused by the “Omicron” variant beginning in late calendar year 2021 delayed certain projects for a number of weeks, lowering production levels and resulting revenue due to the staffing shortages. Whether and the extent to which the COVID-19 pandemic could affect our business, operations, financial results will depend on numerous evolving factors that we may not be able to accurately predict, including the emergence of new strains of COVID-19, the development and availability of effective treatments and vaccines and the speed with which they are administered to the public as well as public and workforce resistance. Additionally, if we or our independent contractors fail to comply with any future government COVID-19 mandates in the jurisdictions in which we operate, we could be subject to fines or penalties and/or adverse publicity.

In the ordinary course of our business, we are subject to lawsuits, claims and other legal proceedings, as well as bonding claims and related reimbursement requirements.

We may in the future be named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury (including claims for loss of life), workers’ compensation, employment discrimination, sexual harassment, workplace misconduct, wage and hour claims and other employment-related damages, compensation for breach of contract, negligence or gross negligence or property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we are allocated risk through our contract terms for actions by our customers, independent contractors or other third parties. Because our services in certain instances can be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on or damages caused by accidents and events related to such systems, even if our services are not the cause of such failures and damages. We could also be subject to civil and criminal liabilities, which could be material. Insurance coverage or reserves, if any, may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any allegations, lawsuits, claims or legal proceedings, as well as any public reaction thereto, is inherently uncertain and could result in significant costs, loss of contracts or business relationships, damage to our brands or reputation and diversion of management’s attention from our operations. Payments of significant amounts, even if reserved, could materially and adversely affect our business, financial condition and results of operations. To date, we are not subject to any lawsuits.

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

We are dependent on information technology systems to manage our operations, engage with our customers and other third parties with whom we do work, and to enhance the efficiency and efficacy of the services we offer. Our use of these information technology systems frequently entails recording, transmitting, storing, and protecting sensitive Company, employee, independent contractor and customer information. A cybersecurity attack on these information technology systems may result in financial loss, including potential fines and damages for failure to safeguard data, and may negatively impact our reputation or customer relationships. Additionally, many of our customer contracts can be terminated if we fail to adequately protect their information. The third-party systems of our business partners on which we rely could also fail or be subject to a cybersecurity attack. Any of these occurrences could disrupt our business or the delivery of services to our customers, result in potential liabilities including in connection with consequent litigation or government enforcement proceedings, cause or entitle customers or other third parties to the terminate contracts with us, distract management’s attention from operating our business, cause significant reputational damage, or otherwise have a material adverse effect on our financial results or business. We may also need to expend significant additional resources to protect against cybersecurity threats or to address actual breaches or to redress problems caused by cybersecurity breaches. There can be no assurance that cybersecurity threats would not cause material harm to our business and our reputation which could reduce the value of your investment in us. To date, we have not experienced any breaches or attacks.

Risks Related to Our Telecommunications Infrastructure Operations

A variety of issues could affect the timing or profitability of our projects, which may result in additional costs to us, reductions or delays in revenues, the payment of liquidated damages or project termination.

Our telecommunications infrastructure services business is dependent upon projects that can be cyclical in nature and are subject to risks of delay or cancellation. Additionally, we or our strategic partners may underestimate the costs of a project when determining pricing or unforeseeable expenses may arise that undercut or eliminate profits from a project. The timing of or failure to obtain contracts, delays in awards of, start dates for or completion of projects, the cancellations of projects and reduced revenue or a loss from a project can result in significant periodic fluctuations in our business, financial condition, results of operations and cash flows. Many of our telecommunication’s projects involve challenging planning, permitting, procurement and construction phases that occur over extended time periods, sometimes several years, and we have encountered and may in the future encounter project delays, additional costs or project performance issues as a result of, among other things:

•

inability to meet project schedule requirements or achieve guaranteed performance or quality standards for a project, which can result in increased costs, through rework, replacement or otherwise, or the payment of liquidated damages to the customer or contract termination;

•	failure to accurately estimate project costs or accurately establish the scope of services;

•	failure to make judgments in accordance with applicable specifications or standards;

•

unforeseen circumstances or project modifications not included in cost estimates or covered by a contract for which we cannot obtain adequate compensation, including concealed or unknown environmental, geological or geographical site conditions and technical problems such as planning or structural issues;

•	changes in laws or permitting and regulatory requirements during the course of our work;

•	delays in the delivery or management of required site or project analysis and information, equipment or materials;

•	our or a customer’s failure to timely obtain permits or rights of way or meet other permitting, regulatory or environmental requirements or conditions;

•	schedule changes or delays, including due to regulatory or health and safety concerns;

•	natural disasters or emergencies, as well as significant weather events and adverse or extreme weather conditions;

•	difficult terrain and site conditions where delivery of materials and availability of labor are impacted or where there is exposure to harsh and hazardous conditions;

•	protests, legal challenges or other political activity or opposition to a project;

•	changes in the cost of equipment, commodities, materials or labor including due to inflation, cyber-attacks or supply or labor shortages;

•	delay or failure to perform by suppliers, contractors or other third parties, or our failure to coordinate performance of such parties; and

•	economic factors including recessions where customers are forced to reduce spending.

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

Unanticipated delays due to adverse weather conditions, or other factors may slow completion of our contracts, impair our customer relationships and adversely affect our business, financial condition, results of operations and prospects.

Because much of our work in the telecommunication sector is performed outdoors where the weather can be inclement, our business is impacted by extended periods of inclement weather and is subject to unpredictable weather conditions, which could become more frequent or severe if general climate changes occur. Inclement weather is generally more likely to occur during winter in Northern states, and the summer in Southern states. Adverse weather conditions can result in project delays or cancellations, potentially causing us to incur additional unanticipated costs, reductions in revenues or the payment of liquidated damages under contracts. In addition, some of our contracts require that we assume the risk that actual site conditions vary from those expected. Significant periods of bad weather can reduce profitability of affected contracts, both in the current period and during the future life of affected contracts, which can negatively affect our results of operations in current and future periods until the affected contracts are completed.

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

We currently generate approximately 55% of our revenue from customers in the telecommunications industry. This industry has been and continues to be impacted by rapid technological change. These changes may affect our customers’ spending on the services we provide or could render our services or the technology on which the infrastructure we build is based obsolete. Further, technological change in the telecommunications industry not directly related to the services we provide may nonetheless affect the ability of one or more of our customers to compete effectively, which could result in a reduction or elimination of their use of our services. Any reduction, elimination or delay of spending by one of our customers on the services we provide, or a technological change adversely affecting the telecommunications industry as a whole as it pertains to our service offerings or in general, could adversely affect our revenues, results of operations, and liquidity.

Risks Related to Our Clean Energy Infrastructure Operations

Our prospects in the clean energy sector must be considered in light of the fact that we are a new market entrant with no operating history in the industry from which to evaluate our prospects.

We have not commenced material operations in the clean energy infrastructure and have not generated material revenue from any clean energy projects. Our current focus within this business will be site surveys and planning for future EV charging stations, a particularly niche area which is already populated by businesses with more experience and expertise and resources than we have, as well as established relationships and footholds in certain areas. Further, the widespread use of EVs in the United States, and the resultant need for services such as ours to install and service charging stations, is still developing. Further, even if we meet our initial objectives in clean energy, beginning with EV charging stations, if we fail to manage our growth or deploy capital and human resources effectively, we could ultimately fail in this sector. There can be no assurance that our investment of time and capital into our clean energy infrastructure operations will generate material revenue, in which case your investment could be at risk.

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

While governments such as the U.S. federal government and California are seeking to eliminate gas vehicles and large manufacturers have said they will cease manufacturing all (or most) gas vehicles by 2035, a change of administration or challenges faced at the federal level could slow down the widespread elimination of gas vehicles. For example, while the Biden administration has pushed for legislation aimed at catalyzing widespread adoption of EV vehicle manufacture and usage, a number of potential obstacles stand in the way of these policies, including resistance in Congress and consumer sentiment surrounding EVs and the appropriate role of government in their adoption. As a result, the market for our services, which is dependent upon the market for EVs, could be negatively affected by numerous factors, such as:

•	perceptions about EV features, quality, safety, performance and cost;

•	perceptions about the limited range over which electric vehicles may be driven on a single battery charge, and access to charging facilities which remain limited;

•	large increases in the price of electricity.

•	availability of electricity to support local communities and charging stations;
•	the availability and cost of lithium which current battery technology requires;
•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles

•	volatility in the cost of oil and gasoline, such as wide fluctuations in crude oil prices;

•	government regulations and economic incentives including the effect of future oil and gas industry lobbying;

•

The impact of a court challenge and any political change in administrations with respect to President Biden’s executive order banning the federal government’s purchase of new gas vehicles by 2035, although executive orders are subject to change;

•	adverse developments with respect to proposed legislation or government funding of EV-related programs; and

•

consumer spending and general economic trends, including the possibility that EVs on which our operations in this space rely will not be purchased in sufficient volumes to support growth in the industry.

The EV infrastructure market is characterized by rapid technological change.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology on which our initial clean energy operations will be based. As EV technologies change, we may need to upgrade or adapt our operations and introduce new services in order to remain competitive, which could involve substantial costs. Even if we are able to keep pace with changes in technology our expenses could increase, our market share or ability to obtain a material market share may be diminished, and gross margins could be adversely affected. If we are unable to devote adequate resources to meet customer requirements and respond to technological change in the industry on a timely basis or otherwise remain competitive, we could see a decline in revenue or prospects, experience operating losses in the EV space or overall, and our business and prospects will be materially and adversely affected.

We may be required to defend or insure against product liability claims in connection with our work with EV charging stations.

The automobile industry generally experiences significant product liability claims, and as such we may face the risk of such claims in the event our work or the charging stations we install do not perform or are claimed to not have performed as expected. The EV charging stations we install may be involved in accidents resulting in death or personal injury, which events may be the subject of significant public attention. As a result of such occurrences, we could face claims arising from or related to misuse or claimed failures of such new technologies and the part we played in their installation and use. For example, EVs use lithium batteries which can occasionally spontaneously combust and cause significant personal injury or property damage, which we could be accused of causing through our installation or maintenance services with respect to the charging stations that charge the batteries. An example of this risk surfaced in July 2021 when General Motors recalled 69,000 of its Chevrolet Bolt EVs in response to multiple defects resulting in battery fires in these vehicles. Additionally, in Fall 2022, following flooding caused by Hurricane Ian in Florida, some EV vehicles caught fire as a result of being submerged in salt water, in some cases causing property damage to the houses in which they were parked. Even if we believe we had no or a limited part to play in such an accident, we could nonetheless face litigation, regulatory action or indemnification claims, any of which could divert significant financial or human resources from our operations.

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

We have developed a program of recruiting and training military veterans as part of our workforce. We use that program as a marketing tool to attract business from sympathetic large companies and to meet our anticipated labor needs. That program just began in the quarter ended December 31, 2021; in calendar 2021, we trained 110 veterans and in calendar 2022 we trained 131 veterans, which was below our original goal to recruit and train 600 veterans in calendar 2022. We failed to meet this goal in part because the brick-and-mortar educational institutions we partner with have not been able to obtain the required approvals needed to commence virtual training programs. Without virtual training, we estimate that we can only train up to 200 veterans in a given 12-month period. See “Labor Force and Veteran Workforce Program” on page 5. Our ability to do train veterans is also dependent upon our ability to recruit them and the ability to train them properly in a cost-effective manner. We do not know whether the reported low unemployment rates will adversely affect our efforts to recruit veterans. Further once they are trained, we will not work orders under existing and new contracts to be able to deploy them.

Our business is labor-intensive, and we may be unable to attract, train, retain and ensure the productivity of employees or to pass increased labor and training costs to our customers.

We are highly dependent upon our ability to locate, employ, train, retain, and ensure the productivity of skilled personnel to operate our business. Given the highly specialized work we perform, many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. While our Veteran Workforce Program assists us with these challenges, we cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business, including through use of employees and/or outsourcing to independent contractors. We anticipate a rapid and dramatic increase in the need for skilled labor during the next 12 months to achieve our growth goals which our Veteran Workforce Program alone will not sufficiently provide for. Our ability to sufficiently staff our operations depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, the general health and welfare of our employees, which has in the past been impacted by the COVID-19 pandemic, and the level of compensation required to hire, train and retain qualified employees. For example, the ongoing effects of COVID-19, inflation and other factors has contributed to the demand for skilled labor exceeding the supply within the labor market beginning in calendar 2021, limiting the pool and increasing costs of hiring and employing prospective candidates to staff projects. This trend has adversely affected our industry and operations specifically, as limited skilled labor within the telecommunications industry has, at times, forced us to pay higher hourly wages to workers. In addition, the uncertainty of contract awards and project delays can also present difficulties in appropriately sizing our skilled labor force. Furthermore, we may be unable to pass increases in labor and training costs on to our customers or justify costs incurred by revenues received. If we are unable to attract, train or retain qualified employees or outside personnel in a cost-effective manner, we could experience a reduction or delay in revenue from projects, we could experience problems staffing projects and resultant harm to our reputation and customer relations, and our results of operations and your investment in us could be materially adversely affected.

We may be unable to secure independent contractors to fulfill our obligations, or our independent contractors may fail to satisfy their obligations to us, either of which may adversely affect our relationships with our customers or cause us to incur additional costs.

There currently is a serious shortage of employees in many industries. This shortage may be attributable to rising labor costs, COVID-19-related concerns and restrictions, a tight labor market, government unemployment benefits or a combination of these or other factors. These factors may also affect independent contractors.

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

For example, OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. Our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations. Our ability to service our customers could be damaged if we were not able to successfully avoid or resolve such issues arising under OSHA or other health or safety matters, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.

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

As a result of our Chief Executive officer having pledged approximately 30% of our outstanding shares to source the debt of a business he controls, he may be unable to have this business repay the indebtedness and his efforts to raise capital for this business may cause him to place his personal interests ahead of us which could materially and adversely affect us.

P. Kelley Dunne, our Chief Executive Officer and a director, beneficially owns 4,825,800 shares representing approximately 30% of the Company’s issued and outstanding common stock, without giving effect to any conversions or exercises of outstanding derivative securities. This includes 1,856,077 shares held by Novation Enterprises, LLC (“Novation”), an entity which Mr. Dunne controls. Novation has outstanding obligations estimated to be over $1 million payable to a third party under a Royalty Agreement which are secured in part by a pledge of Mr. Dunne’s shares in the Company.

In addition, Mr. Dunne and Novation pledged their shares of the Company’s common stock to secure the payment of the obligations. If Novation is unable to repay its obligations and otherwise comply with the terms of the forbearance agreement or reach another accommodation with the third party by the termination date of the forbearance agreement, the third party could sue Novation and Mr. Dunne. If the third party is successful in asserting a claim against Mr. Dunne, it may become the owner of Mr. Dunne’s pledged shares in the Company as well as those held by Novation. Such a development would result in a change of control of the Company.

 Further, by seeking to raise capital for Novation to protect his investment in the Company, Mr. Dunne may be distracted from his duties as our Chief Executive Officer and this conflict of interest may harm our business.  Both the distractions from his duties and/or the loss of his equity could materially adversely affect our ability to take certain corporate actions or could otherwise result in a material adverse effect or the Company and its stockholders.

It is noted that the remaining executives and directors of Americrew have not had any contact with the third party mentioned above and can not confirm the accuracy. All detailed have been provided solely by P. Kelley Dunne.

There is currently a limited trading market for the Company’s common stock.

Our common stock is quoted on the OTC Pink Market under the symbol “ACRU.” However, there is currently a limited trading market in our common stock which trades on a sporadic and limited basis, and we cannot give an assurance that a consistent, active trading market will develop. For example, 200 shares traded during the month of December and 1,952 shares traded between October 1, 2022, and December 30, 2022. The OTC Pink Market is generally very illiquid. While our plan is to seek the listing of our common stock on a leading national securities exchange, we will need to comply with the initial listing requirements of applicable national securities exchange, which generally include minimum trading prices and market capitalization requirements with respect to our common stock, in order to do so.  Further, unless we complete a $40 million firm commitment public offering, we are unsure if the change in our fiscal year from December 31st to September 3 will require us to wait until completion of our audit for the year ending September 30, 2023, before we apply to an exchange in connection with a smaller public offering.

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

Furthermore, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;

•	Announcements that our revenue or income is below analysts’ expectations;

•	Our ability to raise working capital and pay our indebtedness;

•	General economic downturns;

•	Sales of large blocks of our common stock;

•	Defaults or other adverse events with respect to our outstanding indebtedness; and

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is a “penny stock,” and thereby be subject to additional sale and trading regulations that may depress the price of our common stock.

Our common stock is a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our common stock is currently a “penny stock” since it does not meet one or more of the following conditions: (i) it trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national securities exchange which excludes the Pink Market or the OTCQB and OTCQX; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with $0.001 par value per share, with such designation rights and preferences as may be determined from time-to-time by the Company’s Board. Subject to the terms of our outstanding securities, our Board is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

Because our principal stockholders own approximately 60% of our outstanding common stock, the voting power of other stockholders is limited.

Our principal stockholders beneficially own approximately 60% of our outstanding common stock. If such stockholders act together, they may have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

Shares of common stock which are or become eligible for future sale may adversely affect the market price of our common stock.

From time-to-time, certain of our stockholders may be eligible to sell all or some of their common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”), subject to certain limitations. Generally, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement, although because we are a former shell, we must be current in filing our Quarterly and Annual Reports. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements as well as the current reporting requirement. Because the Company was a shell company until the Acquisition, Rule 144 has two modifications to the above provisions. Rule 144 is only available if the Company has filed all required Form 10-Qs and 10-Ks. Future sales of substantial amounts of our common stock in the public market, or the anticipation of these sales, could materially and adversely affect market prices prevailing from time-to-time, and could impair our ability to raise capital through sales of equity or equity-related securities. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur.

Our Continued failure to develop and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable law and regulations.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and internal control over financial reporting. Our disclosure controls and procedures and internal controls have not been effective. Prior to the Acquisition, our management had no public company management experience, which may delay us in meeting our obligations under the Sarbanes-Oxley Act. In order to develop and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we anticipate that we will expend, significant resources, including accounting-related costs and significant management oversight. Further, as part of our question to remediate our internal controls, we made a decision to hire an experienced outside accounting firm to oversee all of our internal accounting and replace an outside accounting consultant who had no public company experience. While this materially may increase our costs, we are hopeful it will remediate our internal controls deficiencies.

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

In our current management report on internal control over financial reporting, we noted the following deficiencies that we believe to be material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions.

•	The Company does not have an independent board of directors or an audit committee.

•	The Company does not have written documentation of our internal controls policies and procedures.

•	A substantial portion of the Company’s accounting and financial reporting is carried out by an outside accounting firm.

•	The Company’s people resources, processes, and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with generally accepted accounting principles in the United States (“US GAAP”). The Company does not have a formalized financial close process, inclusive of account reconciliations and a review process, or a sufficient complement of people resources with the necessary accounting and reporting skills. We noted the following deficiency that we believe to be a significant deficiency:

We have not paid cash dividends in the past and do not expect to pay dividends in the future, so any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Further, the 2021 and 2022 Notes each prohibit us from paying cash dividends or distributions on any of our equity securities while such Notes remain outstanding. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

The federal securities laws require us to comply with SEC reporting requirements relating to our business and securities. Complying with these reporting and other regulatory obligations is time-consuming and will result in increased costs to us which could have a negative effect on our financial condition or business. These increased costs are not fully reflected in the audited financial statements contained in this Report prior to the Acquisition because during most of 2021 when Mikab was a private company not subject to SEC reporting obligations. As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. We are required to file annual, quarterly and current reports with the SEC disclosing certain aspects and developments of our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We intend to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to SEC reporting companies. Sustaining our growth will also require us to commit additional managerial, operational and financial resources to identifying competent professionals to join our Company and to maintain appropriate operational and financial systems to adequately support our intended expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received three comment letters from the SEC and submitted three response letters. The most recent comment letter date November 28, 2022, contained three comments reflecting that a number of Staff comments will remain open pending its review of this filing.

ITEM 2. PROPERTIES

We lease office, warehouse and storage space in Dumont, New Jersey. Except for the lease for our office space and warehouse which terminates on September 30, 2029, each of these leases terminate on December 31, 2025. We use the premises for administrative purposes and to store equipment, vehicles and supplies. In FY 2022 we paid approximately $145,000 in rent under these leases.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock issued is traded on the OTC Pink Market under the symbol “ACRU.” On December 30, 2022, the last reported sale price of our common stock on the OTC Pink Market was $1.59.

The following table reflects the high and low closing sales information for our Common Stock for FY 2022. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All numbers have been adjusted to give effect to our reverse split effected on December 1, 2021. Market Price is unavailable for FY 2021.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
2022:
First Quarter	$$2.14	$$1.46
Second Quarter	$$2.25	$$1.82_
Third Quarter	$$4.24	$$0.75
Fourth Quarter	$$1.90	$$1.59

Stockholders

As of September 30, 2022, there were approximately 52 holders of record of our common stock. A certain amount of the shares of common stock is held in street name and may, therefore, be held by additional beneficial owners.

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

Unregistered Sales of Equity Securities

All unregistered sales of our equity securities during FY 2022 have been previously reported.

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

Seasonality, Weather and Geographic Mix. Seasonal patterns, which can be affected by weather conditions, can have a significant effect on project margins. Adverse or favorable weather conditions can affect project margins in a given period. For example, extended periods of rain or snowfall can negatively affect revenue and project margins due to reduced productivity from projects being delayed or temporarily halted. Conversely, when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably affect project margins. In addition, the mix of business conducted in different geographic areas can affect project margins due to the particular characteristics of the physical locations where work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also affect project margins. Presently, the vast majority of our telecommunications work is performed in New Jersey and Indiana.

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

Interest Income or Expense. Interest expense consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs, non-cash interest due to warrants issued with convertible debt and other interest expense, including interest expense related to financing arrangements. Interest expense is offset, in part, or becomes interest income, by interest earned on cash and other investments.

Other Income or Expense. Other income or expense consists primarily of gains or losses from sales, disposals of, or changes in estimated recoveries from assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals, forgiveness of PPP, non-cash interest expense associated with the fair value of warrants treated as a debt discount and certain purchase accounting adjustments.

Note to Investors:  The numbers which follow as well as those in our consolidated financial statements reflect the nine months of operations for the fiscal year ended September 30, 2022, compared to twelve months for the fiscal year ended December 31, 2021.

Results of Operations

Results of Operations for the FY 2022 Compared to the FY 2021

Revenue for FY 2022 was $9,931,400 (9 months) compared to $5,512,368 (12 months) in FY 2021. The increase was primarily attributable to more business from our long-term wireless customers and expanding our Fiber division with a new key customer.

Cost of revenue for FY 2022 was $7,848,359 (9 months), compared to $4,077,387 in FY 2021. The increase in cost of revenue as a percentage of revenue was primarily due to startup costs associated with new customers.

Our operating expenses decreased from $2,419,193 for FY 2022 compared to $3,647,102 for FY 2021. The decrease in operating expenses was primarily attributable to higher, non-recurring costs associated with the original merger transaction in 2021.

Net income (loss) - in FY 2022 we had a loss of $1,231,094 compared to a loss of $2,214,402 the prior fiscal year. The lower loss was related to an increase in revenue and the non-recurring costs in 2021 associated with the merger with Mikab and PhoneBrasil.

Revenue from our customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has become further limited by potential disruption to its supply chains or changes in customer ordering patterns due to uncontrollable events such as the COVID-19 pandemic and geopolitical turmoil. The Company’s ability to recognize revenue in the future for its backlog of customer orders will depend on the Company’s ability to acquire, assemble and deliver products and services to the customers and fulfill its other contractual obligations as well as customer cancellations. Additionally, significant uncertainty exists surrounding our future revenue prospects given our dependence on a limited number of customers for the vast majority of our revenue.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For FY 2022, net cash used for operating activities was $573,867, compared to net cash used for operating activities of $ 1,527,589 for FY 2021. The decrease in cash used for operating activities in FY 2022 as compared to FY 2021 was primarily attributable to decreased operating loss.

Cash Flows from Financing Activities:

For FY 2022, the net cash provided by financing activities was $315,317 primarily due to issuance of notes. For FY 2021, net cash provided by financing activities was $1,385,229 consisting of issuing of convertible notes.

In FY 2022, the Company raised $245,000 of capital in the form of senior secured convertible notes and accompanying warrants. An additional $593,000 was received after the fiscal year end between October 1, 2022, and the date of this report. The notes pay interest at the rate of 8% and are payable two years after issuance, with due dates ranging from September 2024 to December ,2024. The lenders can convert the investment at a rate of $1.9032 per share. The lenders also received warrants to buy common stock of the Company at $1.9032 and $2.50. These warrants expire five years from issuance, with expiration dates ranging from September 2027 to December 2027.

Cash Flows from Investing Activities

Our net cash used from investing activities was $82,057 in FY 2022 and $0 FY 2021.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12 months following the date of these financial statements.

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

The Company has $389,000 in cash on hand as of January 16, 2023. We have successfully renegotiated certain notes that the company has. However, we will need to raise additional capital to fund our operations for the next 12 months. The $2,485,000 of 2021 Notes mature between October 4, 2023 to December 30 2023.

Our liquidity is primarily derived from financing transactions and revenue from accounts receivable from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next 12 months.

We are reliant upon completing one or more securities offerings in the future to continue our operations as planned and to meet our financial obligations. Because we were only able to raise $2,485,000 of the up to $15,000,000 sought in our recent private placement offerings which closed on December 31, 2021, we require additional capital to meet our financial obligation and working capital requirements for the next 12 months. Further, management had previously estimated needing at least $7,000,000 from the recent financings which are still underway to meet our growth objectives, of which only $245,000 has been raised in FY 2022 and an additional $593,000 have been raised as of the date of this Report, and we will therefore require additional capital in order to execute our business plan. A summary of the recent financings is provided below.

On January 28, 2022, Mikab entered into a non-recourse Factoring and Security Agreement (the “Factoring Agreement”) with Tower Cap LLC (the “Purchaser”) under which the Purchaser agreed to purchase selected Mikab accounts receivable (subject to a required reserve). The Purchaser retains the right to purchase such accounts as it deems appropriate. Under the Factoring Agreement, the amount advanced to Mikab varies by account debtor. The fees include interest ranging from 1.95% per month for accounts due in 30 days to 1.75% for accounts due in 90 days in addition to other fees which Mikab will be charged in the ordinary course of the relationship. The Purchaser also has a security interest (subject to that of the holders of the 2021 Notes) in all accounts receivable and other assets of Mikab.

Other than paying our debt obligations as they come due, the Company intends to utilize any available cash primarily for its continued operations and organic growth. However, in order to execute our business plan, we will need to raise additional capital. In the furtherance of these efforts, the Company raised $245,000 in FY 2022, and raised a total of $593,000 gross proceeds as of the date of this report.  The Company issued the lenders the 2022 Notes, which are Secured Convertible Promissory Notes, and five-year Class A and Class B Warrants exercisable into our common stock at an exercise price of $1.9032 per share and $2.50 per share, respectively.

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

Related Party Bridge Loans and Accompanying Notes and Warrants

During the period from May 27, through August 11, 2021, certain insiders (the “Related Party Lenders”) made a total of $651,649 of bridge loans to the Company. These loans are evidenced by promissory notes which bear interest at 12% to 15% per annum and were originally due upon the earlier of the closing of the Acquisition or September 1, 2021. The Company also issued Warrants in connection with the bridge loans. The Related Party Lenders agreed to defer payment until the closing of the first financing following the closing of the Acquisition, and subsequently agreed to modify the bridge notes, the effect of which was to extend the indebtedness’ due date into 2022. For more information about these related party notes and warrants, see “Item 13. – Certain Relationships and Related Transactions, and Director Independence.”

Acquisition Strategy

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies. Additionally, our inability to raise sufficient proceeds from our private placement offerings in late 2021 has hindered our ability to pursue acquisitions as planned and will likely delay our acquisition efforts in 2022 and beyond, particularly given our financial obligations under the related party bridge notes and Notes which extend into late 2023.

Impact of COVID-19

The effects of the COVID-19 pandemic continue to impact certain aspects and geographies of the global economy due to supply chain, production and other logistical disruptions. While we have continued to operate as a provider of essential services from the onset of the pandemic, during the course of the pandemic our operations and financial results have been adversely impacted by governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments. The longer-term implications of the COVID-19 pandemic on our financial performance remain uncertain and variable in the current economic environment including rising interest and inflation rates.

We continue to monitor governmental vaccination and testing standards, or requirements related to COVID-19, as well as certain standards and guidance for preventing the spread of COVID-19. While the impact of these standards has lessened in 2022, we continue to monitor changes in these standards that may impact our business.

Critical Accounting Policies

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2019, using the modified retrospective method. This method allows the Corporation to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018, has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Corporation applied prior to the adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity in 2019.

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

Convertible Notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received among freestanding instruments according to ASC 470, based upon their relative fair values.  The fair value of debt and common stock is determined based on the closing price of the common stock and the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes Merton option-pricing model.  Convertible notes are subsequently carried at amortized cost.  The fair value of warrants is recorded as additional paid0in capital, with a corresponding debt discount from the face amount of the convertible notes.

The discounts on the convertible notes, consisting of amounts ascribed to warrants are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this item.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Americrew, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Americrew, Inc. (the Company) as of September 30, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the nine-month period ended September 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the nine-month period then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cashflow from operations and has stated that these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these uncertainties is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

PCAOB ID - 606

[Report Date]

Item 8. Financial Statements and Supplementary Data

Americrew, Inc

Consolidated Balance Sheets

	As of September 30. 2022	As of December 31, 2021
		Restated
ASSETS
Current assets:
Cash	$380,845	$721,452
Accounts receivable - net of allowance for doubtful accounts	1,815,003	1,452,560
Prepaid and other current assets	659,730	241,865
Total current assets	2,855,578	2,415,877

Fixed assets:
Fixed Assets - cost	1,542,231	1,460,174
Less accumulated depreciation	(1,382,143)	(1,355,576)
Fixed Assets, net	160,088	104,598

Operating leases right of use assets	694,734	0
Finance leases right of use assets	259,253	0

TOTAL ASSETS	$3,969,653	$2,520,475

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,721,985	$1,089,070
Loans payable - insurance	380,799	138,051
Convertible notes payable, net of debt discount of $1,031,000 at September 30, 2022	1,699,959	0
Convertible note payable – accrued interest	143,555	0
Operating lease liability	140,516	0
Finance lease liability	44,219	0
Loans payable - related party	0	170,780
Loan Payable - equipment, related party	24,600	0
Total Current Liabilities	4,155,633	1,397,901

Other Liabilities
Notes payable - related party, net of debt discount of $192,000
at September 30, 2022 and $308,000 at December 31, 2021	370,429	214,563
Convertible notes payable, net of debt discount of
$1,400,000 at December 31, 2021	0	1,088,298
Convertible notes payable - accrued interest	0	14,706
Operating lease liability - non-current	560,068	0
Finance lease liability - non-current	209,182	0
Loan Payable - equipment, related party	24,600	0
Loan payable - other	0	90,717
Loan Payable - stockholder	464,078	464,078
Total Other Liabilities	1,628,357	1,872,362

Total Liabilities	5,783,990	3,270,263

Stockholders' (Deficit) Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
and 0 shares outstanding	0	0
Common stock, $0.001 par value, 75,000,000 shares authorized
15,764,424 shares issued and outstanding	15,764	15,764

Additional paid in capital	1,983,201	1,816,660
Retained earnings	(3,813,302)	(2,582,212)
Total Stockholders' Equity	(1,814,337)	(749,788)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,969,653	$2,520,475

Americrew, Inc

Consolidated Statements of Operations

	9 Months Ended	Year Ended
	September 30, 2022	December 31, 2021
	(Short Year)	(Restated)

Sales	$9,931,400	$5,512,368

Cost of revenue, exclusive of depreciation	7,848,359	4,077,387

Operating expenses:
General and administrative expenses	2,392,626	3,613,840
Depreciation	26,567	33,262
Total operating expenses	2,419,193	3,647,102

Operating Loss	(336,152)	(2,212,121)

Interest Expense	894,942	78,126
Recapitalization expenses	0	282,450
Gain on forgiveness of debt	0	(358,295)

Net income (Loss)	$(1,231,094)	$(2,214,402)

(Loss) per common share
Basic	$(0.08)	$(2.96)
Diluted	$(0.08)	$(2.96)
Weighted-average number of common shares outstanding
Basic	15,764,424	747,932
Diluted	15,764,424	747,932

Americrew, Inc

Consolidated Statements of Cash Flows

		(Restated)
	9 Months Ended	Year Ended
	September 30, 2022	December 31, 2021

Cash flows from operating activities:
Net (Loss) from continuing operations	$(1,231,094)	$(2,214,402)
Adjustments to reconcile net operating income to net cash used by operating activities:
Depreciation	26,567	33,262
Non cash interest associated with amortization of debt discounts	690,266	77,262
Other non-cash interest expense	17,500	0
Changes in operating assets and liabilities:
(Increase) accounts receivable	(362,443)	(1,010,234)
(Increase) in other assets	(417,865)	(100,240)
Increase in accounts payable and accrued liabilities	632,915	1,048,553
Increase in Other Liabilities	70,287	638,210
Net cash used by operating activities	(573,867)	(1,527,589)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	(82,057)	0
Net cash used by investing activities	(82,057)	0

Cash Flows from Financing Activities
Proceeds from / (Repayment of) loans
Proceeds from (repayment of) notes payable – equipment, related party, net	49,200	0
Proceeds from (repayment of) notes payable – related party, net	(130,914)	170,782
Proceeds from Convertible Notes Payable	245,000	2,485,000
Proceed from (repayment of) notes payable – insurance, net	152,031	0
Premiums paid for stockholders' life insurance	0	(16,383)
Distributions to stockholders	0	(1,254,170)
Net cash provided by financing activities	315,317	1,385,229

Net Increase in Cash	(340,607)	(142,360)

Add: Cash - Beginning	721,452	863,812

Cash - Ending	$380,845	$721,452

Supplemental Disclosures:
Interest paid	$111,401	$0
Income taxes paid	$0	$0
Increase in the right of use leased assets, net	$953,987	$0
Increase in lease liabilities, net	821,230	0

Americrew, Inc

Consolidated Statements of Stockholders Deficit

					Additional
	Common Stock		Preferred Stock		Paid In	Retained	Total Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)

December 31, 2020, as originally reported after recapitalization of Mikab/PHBR	290,340	$290	3,094,000	$3,094	$88,336	$902,743	$994,463

Cash distributions to stockholders						(1,254,170)	(1,254,170)
Premiums paid for stockholders' life insurance						(16,383)	(16,383)
Capital stock of deconsolidated company					(10,100)		(10,100)
Conversion of Phone Brazil international equity					(17,550)		(17,550)
Conversion of Preferred Stock	15,474,084	15,474	(3,094,000)	(3,094)	(12,380)		0
Warrants, related party and issued with convertible notes					1,768,354		1,768,354
Net Income (Loss) for the period ended December 31, 2021						(2,214,402)	(2,214,402)
Balance as of 12/31/2021, as restated	15,764,424	$15,764	0	$0	$1,816,660	$(2,582,212)	$(749,788)

Warrants issued with convertible notes					149,041		149,041
Imputed interest on shareholder debt					17,500		17,500
Net Income (Loss) for the period ended September 30, 2022	0	0	0	0	0	(1,231,094)	(1,231,094)
Balance as of 9/30/2022	15,764,424	$15,764	0	$0	$1,983,201	$(3,813,306)	$(1,814,337)

AMERICREW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Change in Fiscal Year

We changed our Fiscal year-end from December 31 to September 30, effective September 30, 2022.  Our results of operations, cash flows, and all transactions impacting shareholders equity presented in this Form 10-KT are for the nine months ended September 30, 2022, and our fiscal year 2021 are for the twelve months ended December 31, 2021 unless otherwise noted. This Form 10-KT also includes an unaudited statement of operations for the comparable period of nine months ended September 30, 2021.

NOTE 2 — Business, Basis of Presentation and Significant Accounting Policies

Americrew, Inc. (the “Company”, or “PhoneBrasil”) was organized in New Jersey as Donald Utz Engineering, Inc. in 1991. The Company later changed its name to PhoneBrasil International, Inc. and further filed a Registration of Alternate Name in the State of New Jersey for the use of the name PhoneBrasil International, Inc. (“we” or the “Company”).

The Company subsequently became inactive and ceased operations.  On February 14, 2020, the Superior Court of New Jersey Equity Division appointed Custodian Ventures, LLC as the custodian for PhoneBrasil International, Inc., f/k/a Utz Technologies, Inc., Civil Action No. C-2-20, finding that Custodian Ventures, LLC had exhausted all reasonable means of serving the Summons and Complaint in the action to the officers and directors of PhoneBrasil International, Inc., f/k/a Utz Technologies, Inc., and thereby deemed to have served the Summons and Complaint pursuant to Rule 4:4-4(b)(3) and the officers and directors failed to answer or respond in the time allotted by Rule 1:20-6.2. There was no opposition.

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

On September 13, 2021, the Company increased the authorized common stock to 1,650,000,000 shares.

On November 16, 2021, the Company changed its name to Americrew, Inc.  The Company filed a Second Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) with the New Jersey Secretary of State pursuant to the New Jersey Business Corporation Act (the “NJBCA”). The Amendment made the following changes:

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

The Company’s operations (determined based on revenue) are predominantly focused on its telecommunications infrastructure services business, and in the geographic area of New Jersey and Indiana.

The Company’s chief operating decision maker has been identified as the Chief Operating Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.  Therefore, the Company operates in one segment with four business units:  Wireless, Fiber Clean Energy and Workforce Development.

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

As discussed above, The Company entered into a Share Exchange Agreement (the “SPA”) effective as of August 12, 2021, with Mikab and its stockholders. On August 12, 2021, the Company completed the acquisition of all of the issued and outstanding stock of Mikab and Mikab became a wholly owned subsidiary of the Company. At the closing the Company delivered to the former Mikab Shareholders a 94.6% of the equity of The Company. Under guidance of ASU 805-10-55-11 thru 15 Mikab has been identified as the acquirer for accounting purposes.

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

The Company had approximately $389,000 in cash on hand as of. January 16, 2023. The Company will need to raise additional capital to fund its operations for the next 12 months and to repay its short-term debt and the convertible promissory notes. A total of $2,485,000 of the senior secured promissory notes mature between October 4, 2023, and December 30, 2023. In addition, the Company owes $464,078 to the estate of a family member of its Chief Operating Officer which is due January 1, 2025.

Our liquidity is primarily derived from financing transactions and revenue from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next 12 months.

The Company is reliant upon completing one or more securities offerings in the future to continue its operations as planned and to meet its financial obligations. Because it was only able to raise $2,485,000 of the up to $15,000,000 sought in its recent private placement offerings which closed as of December 31, 2021, the Company launched a second offering of $7 million of convertible notes and warrants in August 2022, of which $838,000 was raised in 2022; this offering expires on March 31, 2023. We will therefore require additional capital in order to execute our business plan.

We believe substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to valuation of warrants associated with debt financings, recoverability of net deferred tax assets and other contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Impact of COVID-19

The effects of the COVID-19 pandemic continue to impact certain aspects and geographies of the global economy due to supply chain, production and other logistical disruptions. While we have continued to operate as a provider of essential services from the onset of the pandemic, during the course of the pandemic our operations and financial results have been adversely impacted by governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments. The longer-term implications of the COVID-19 pandemic on our financial performance remain uncertain and variable in the current economic environment including rising interest and inflation rates.

We continue to monitor governmental vaccination and testing standards, or requirements related to COVID-19, as well as certain standards and guidance for preventing the spread of COVID-19. While the impact of these standards has lessened in 2022, we continue to monitor changes in these standards that may impact our business.

Principles of Consolidation

The consolidated financial statements include the accounts of AmeriCrew, Mikab Corporation and AmeriCrew CE Services, LLC. These companies are the operating units of AmeriCrew and generate all of the revenues for AmeriCrew. AmeriCrew CE Services, LLC was formed on March 29, 2021, as a subsidiary of Mikab. All intercompany transactions are eliminated in consolidation.

Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

Accounts Receivable and Allowance for Uncollected Amounts

Accounts receivable are stated at their full collectible value less an allowance for doubtful accounts for any receivables over six months old. The Company reviews all receivables periodically and all uncollectible amounts are written off against income. The Company expects to collect all the receivables shown on the balances sheet.  From time to time, The Company uses its non-recourse factor arrangement to receive advances on approved invoices.

	September 30, 2022	December 31, 2021
Accounts Receivable – Total	$1,880,003	$1,491,860
Less: Allowance for Doubtful Accounts	$(65,000)	$(39,300)
Accounts Receivable – Net	$1,815,003	$1,452,560

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2019, using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018, has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to the adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity in 2019.

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

Depreciation

Fixed assets are carried at cost. Depreciation of the fixed assets is calculated on the straight line method over estimated useful lives of 5-15 years.  Trucks and Automobiles have an estimated useful life of 7-15 years, Equipment has an estimated useful life of 5-15 years and Improvements have an estimated useful life of 5-10 years.

Fixed Assets	September 30, 2022	December 31, 2021
Trucks and Automobiles	$867,388	$785,331
Equipment	293,543	293,543
Improvements	381,300	381,300
Total Cost	1,542,231	1,460,174
Less: Accumulated Depreciation	(1,382,143)	(1,355,576)
Fixed Assets –Net	160,088	104,598

 Depreciation and amortization expense related to fixed assets amounted to approximately $27,000 and approximately $33,000 for the period ended September 30, 2022, and December 31.2021, respectively.

(Loss) Earnings per share

We compute basic earnings (loss) per common share by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of warrants, and (3) the dilutive effect of other potentially dilutive securities. We exclude the potential dilutive effect of warrants and convertible instruments from the determination of diluted earnings (loss) per common share if the effect if including them would be antidilutive.

Income Tax

As a result of the stock transactions on August 12, 2021, The Company Subchapter S election has been terminated. As of that date forward the Company is be treated as a taxable C corporation. Separate short year tax returns for S and C Corporations were required to be filed for 2021.

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

The Company evaluates all significant tax positions. As of September 30, 2022, the Company does not believe that it has any significant tax positions that would result in additional tax liability to the stockholders of the Company, nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

The Company’s policy is to include interest and penalties, if any, within the provision for taxes in the consolidated statement of operations and comprehensive loss. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

The Company’s income tax returns are subject to examination by appropriate taxing authorities. As of September 30, 2022, the Company’s federal and state income tax returns generally open for 2021.

Customer concentrations

The Company has five major customers that accounted for 82% of its total sales for the year ended September 30, 2022. Four major customers accounted for 77% of the Company’s total sales for the year ended December 31, 2021.

New Accounting Standards

Leases (ASU 2016-02) In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard is effective for AmeriCrew in the annual reporting period beginning after Dec 15, 2021. The new standard requires a modified retrospective basis. ASU 2016-02, which the Company adopted during the first quarter of 2022, resulted in the recording of a right of use operating lease asset of $694,734, a right of use finance lease asset of $259,253, an operating lease liability of $700,584 and a finance lease liability of $253,401, on the Company’s consolidated financial statements.

NOTE 3 - Restatement

As result of errors identified in our previously filed consolidated financial statements for the year ended December 31, 2021, we have restated our prior financial statements.  Those errors and restatements are as follows.  We corrected 2021 earnings per share for errors made with respect to weighted average shares outstanding.  We corrected prior period retained earnings for offering expenses that were previously included in equity but should have been in our prior period operating statement.  We corrected the valuation of warrants issued with notes payable and convertible debt and associated interest expense.  We also corrected certain 2021 clerical errors and presentation items in our cashflow and operating statements. Those are summarized as follows:

As of December 31, 2021	As Reported	Restatement Adjustment	As Restated

Notes Payable	522,563	308,000	214,563
Convertible Notes Payable	2,411,732	(1,323,434)	1,088,298
Additional Paid in Capital	$142,484	1,674,176	1,816,660
Accumulated Deficit	$(2,539,470)	(42,742)	$(2,582,212)

For Year Ended December 31, 2021

Interest Expense	$18,126	(60,000)	$78,126
Net Income (Loss)	$(1,889,214)	325,188	$(2,214,402)
Earnings (loss) Per Share	$0.97	(1.99)	$(2.96)

NOTE 4 - (Loss) earnings per share

The following table set forth the computation of the Company’s basic and dilutive earnings (loss) per common share:

	2022	2021
Numerator:
Net income (loss)	$(1,231,094)	$(2,214,402)
Net (loss) income attributable to common shareholders	(1,231,094)	$(2,214,402)
Denominator:
Basic weighted average common shares outstanding	15,764,424	747,932
Basic (loss) earnings per common share	(0.08)	(2.96)
Diluted:
Weighted average common shares outstanding	15,764,424	747,932
Effect of potentially dilutive common stock equivalents	-	-
Diluted weighted-average common shares outstanding	15,764,424	747,932
Diluted (loss) earnings per common share	(0.08)	(2.96)

Potentially anti-dilutive securities that were excluded from (loss) earnings per share that could potentially be dilutive in future periods are as follows:

	2022	2021
Convertible senior debt	1,434,427	1,305,696
Outstanding warrants on common stock	1,947,020	1,626,358
Total	3,381,647	2,932,054

NOTE 5 - Related Party Transactions

Brian Weis, the Company’s Chief Operating Officer and his family members own entities which lease premises to AmeriCrew. Lease and amounts paid are as follows for the period ended September 30, 2022, and for the year ended December 31, 2021:

Entity	Product	2022	2021
New Jersey Tower Service Inc	Services	$33,767	$121,173
Mikab Equipment Sales Inc	Equipment	23,836	-
29 Aladdin Avenue Realty, LLC	Premises Lease	27,900	48,000
75 Second Street Realty LLC	Premises Lease	10,800	9,000
Mikab Realty LLC	Premises Lease	10,800	10,800
Mikab Properties LLC	Premises Lease	80,978	72,900
See Note 10-12 for information on related party loans to the Company and associated warrants.

In 2022, the Company received a loan on equipment from Mr. Weis in the amount of $49,200.  The Company has agreed to repay this loan over 24 months with 0% interest.  The Company has recorded imputed interest expense at the current federal AFR.

NOTE 6 - Leasing Arrangements

Mikab leases a commercial building under a 20 -year lease beginning October 1, 2009 and ending September 30, 2029, payable in monthly installments of $6,500 from Mikab Properties (a related party as described in Note 3). Mikab is required to carry insurance and pay for all needed repairs, maintenance and real estate taxes.

There are three other premises Mikab leases prior to that are under five-year lease agreements payable in monthly installments of $3,100 to 29 Aladdin Avenue Realty LLC, $1,200 to 75 Second Street Realty LLC and $1,200 to Mikab Realty LLC. Each has a 3% annual increase for the term of the leases.

The Company has determined that its finance and operating lease right of use is valued at $953,987 of which $184,737 is current and $769,250 is non-current. The future minimum lease commitments are as follows as of September 30, 2022:

	Operating	Finance
2023	187,478	61,424
2024	152,615	60,035
2025	150,805	60,728
2026	96,335	59,342
2027	78,000	48,354
Thereafter	155,997	1,997
Total	821,230	291,880
Less: Imputed Interest	120,646	38,477
Present Value of Remaining Lease Payments	700,584	253,403

The following table summarizes supplemental information related to leases (in thousands):

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flow from operating leases	$145,200
Operating cash flow from finance leases	$25,080
Right-of-use assets obtained in exchange for new operating lease liabilities	$142,458
Total	$312,738

The following summarizes other supplemental information about the Company’s leases:

Weighted-average remaining lease term – operating leases	4.15 years
Weighted-average remaining lease term – finance leases	6.63 years
Weighted-average discount rate – operating leases	5.49%
Weighted-average discount rate – finance leases	5.76%

NOTE 7 - Concentration of Credit Risk

The Company maintains cash balances in several financial institutions. Such balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits.

The Company had one major vendor, which accounted for approximately 29% of all purchases for the period ended September 30, 2022. The Company had five major customers, which accounted for approximately 82% of all sales for the period ended September 30, 2022. Accounts receivable due from five customers accounted for approximately 73%, of accounts receivable at September 30, 2022.  The Company had four major customers that accounted for 77% of its total sales for the year ended December 31, 2021.

NOTE 8 – Paycheck Protection Program Loan

As a result of the Corona Virus pandemic, Mikab was able to obtain Paycheck Protection Program loans described in the CARES Act in the amount of $351,370 for payroll and other expense reimbursement in 2021 and 2020. Both loans were completely forgiven in 2021 and such amounts recorded as a gain in the accompanying consolidated statement of operations.

NOTE 9 – Income Taxes

The income tax expense for the 9 months ended September 30, 2022, and the year ended December 31, 2021, is $0.

The effective tax rate differs from the statutory Federal rate of 21% primarily because of the change in valuation allowance and the uncertainty of realizing a tax benefit from the Company’s NOLs.

Based on the income tax provision calculations as of December 31, 2021, the Company has approximately $3.1 million of NOL carryforwards available to offset future taxable income for Federal tax returns, or state tax returns.

The primary components of temporary differences are approximately as follows:

	September 30, 2022	December 31, 2021
Deferred tax assets:

Total deferred tax assets	650,000	250,000

Deffered Tax Liability	(650,000)	(250,000)

Net deferred tax asset / (liability)	0	0

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

NOTE 10 - Loans Payable Related Party

As of September 30, 2022, and December 31, 2021, the balances of notes payable related party were $562,429 and $522,563 respectively, inclusive of bridge loans, short term loans and accrued interest. Bridge Loans bear an annualized of interest rate of 12% - 15%. The Notes payable to related parties are presented net of unamortized discount of approximately $115,000 and $$308,000 as of September 30, 2022, and December 31, 2021, respectively:

Individual/Entity	Amount of Note	Due Dates	Number of Warrants
David Unger	$73,533	December 31, 2022	42,902
Earl Scott(1)	$110,330	December 31, 2022	64,282
Brian Weis(2)	$21,635	December 31, 2022	12,519
Lender	$36,151	December 31, 2022	20,959
New Jersey Tower, Inc.(3)	$150,000	December 31, 2022	90,000
RR Power Leasing, LLC(4)	$150,000	December 31, 2022	90,000

(1)	Former Chief People Officer and a director.
(2)	Chief Operating Officer and a director.
(3)	Brian Weis owns 20% of this entity.
(4)	Brian Weis is the managing member of this entity and owns a 2% interest. A trust of which Mr. Weis is one of two trustees.

Warrants issued to holders of bridge loans were valued at $1.73-$1.93. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

2022
Stock price	$1.75-1.95
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	1.27%
Annualized volatility	230%

The warrants had a calculated fair value of approximately $584,000.  Using the relative fair value method, the Company recognized the resultant debt discount and equity classified warrant in the amount of approximately $308,000.

NOTE 11 - Loans Payable Stockholders

As of September 30, 2022, and December 31, 2021, the balances of loan payable stockholder were $464,078 and $464,078 respectively. The loan bears interest until maturity on January 1, 2025. Interest after maturity is 10% per annum until fully repaid.  The Company recognized imputed interest for the nine-months ended September 30, 2022, and the year ended December 31, 2021, of approximately $16,000 and $1,500, respectively based on the then current Federal AFR.

NOTE 12 – Convertible Debt and Warrants

During the fourth quarter of 2021, the Company sold $2,485,000 of senior secured convertible notes (the “Notes”) and five-year warrants (the “Warrants”) to purchase 1,195,354 shares of the Company’s common stock at an exercise price of $1.9032 per share. It also issued 110,342 Placement Agent Warrants to a Placement Agent which contain similar terms to the Warrants except they are exercisable at $2.0935 per share.

Each Note is due two years from the date of issuance. The Notes bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein, and interest is payable in cash or common stock at the option of each investor. The Notes are convertible into shares of common stock at any time following the date of issuance at the holder’s option at a conversion price of $1.9032 per share, subject to certain adjustments. The conversion price will also be subject to adjustment upon any issuance by the Company of common stock or securities convertible or exercisable into common stock at a price per share that is lower than the conversion price (a “Dilutive Price”), subject to certain exempt issuances, whereupon the conversion price will be adjusted to 80% of the Dilutive Price. Furthermore, at any time after December 31, 2022, we may, after written notice to the noteholders, redeem all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 110% of the then outstanding principal amount of the Notes, accrued but unpaid interest and all other amounts due in respect of the Notes (if any). The Notes also contain certain negative covenants including the general inability to borrow funds whether to prepay the Notes or otherwise.

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

Our obligations under the Notes are secured by a first priority lien on all of our assets and those of our wholly-owned subsidiaries pursuant to a Security Agreement, dated October 5, 2021 by and among the Company, our wholly-owned subsidiaries, Mikab and Americrew Holdings, LLC, the noteholders, and Westpark Capital, Inc. (“West Park”), as agent for the secured parties. Our obligations under the Notes are also guaranteed by our subsidiaries. The Company and our wholly owned subsidiary, entered into a Guaranty Agreement, dated October 5, 2021.

The Notes also contain customary negative covenants prohibiting the Company from certain actions while the Notes remains outstanding.

Each of the Notes and the Warrants contain a 4.99% beneficial ownership limitation pursuant to which neither may be converted or exercised, as applicable, if and to the extent that following such conversion or exercise the holder would beneficially own more than 4.99% of the Company’s outstanding common stock, subject to increase to 9.99% upon 61 days’ prior written notice by the holder.

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

The Warrants are equity classified. On the date of issuance, the warrants had a fair value of approximately $3,900,000 and relative fair value of $1,500,000. Amortization of debt discount over the notes related two-year term has been recorded in interest expense the accompanying condensed consolidated statement of operations.  Interest expense with respect to the debt discount amortization was approximately $566,000 and $62,000 for the nine-month period ended September 30, 2022 and the year ended December 31, 2021, respectively.   The unamortized debt discount associated with these warrants was approximately $881,000 and $1,400,000 as of September 30, 2022 and December 31, 2021, respectively

The Warrants issued in with the December 2021 senior secured convertible notes were valued at $1.73 to $4,92. The fair value of each warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.75-$4.97
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	0.95-1.29%
Annualized volatility	197% - 230%

On September 30, 2022, the Company raised $245,000 of capital in the form of senior secured convertible notes and accompanying warrants. The notes pay interest at the rate of 8% and are payable two years after issuance, with due dates ranging from September 2024 to December ,2024. The lenders can convert the investment at a rate of $1.9032 per share. The lenders also received warrants to buy common stock of the Company at $1.9032 and $2.50. These warrants expire five years from issuance, with expiration dates ranging from September 2027 to December 2027.

The Warrants issued in with the September 2022 senior secured convertible notes were valued at $1.97. The fair value of each warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$2.00
Exercise (strike) price	$1.90-2.50
Time to maturity (in years)	5
Annual risk free rate	4.06%
Annualized volatility	214%

The warrants had a calculated fair value of approximately $380,000. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified warrant in the amount of approximately $150,000.  The debt discount will be accreted to interest expense over the two-year term of the related convertible notes.  There was no interest accretion in the nine-months ended September 30, 2022.

NOTE 13 - Contingencies

The Company may from time to time be involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation would not have a material adverse effect on the Company’s Condensed Consolidated financial statements.

On January 28, 2022, MIKAB entered into a non-recourse Factoring and Security Agreement (the “Factoring Agreement”) with Tower Cap LLC (the “Purchaser”), under which the Purchaser agreed to purchase selected MIKAB accounts receivable (subject to a required reserve). The Purchaser retains the right to purchase such accounts as it deems appropriate. Under the Factoring Agreement, the amount advanced to MIKAB varies by account debtor. The fees include interest ranging from 1.95% per month for accounts due in 30 days to 1.75% for accounts due in 90 days in addition to other fees which MIKAB will be charged in the ordinary course of the relationship. The Purchaser also has a security interest (subject to that of the holders of the 2021 Notes described in Note 11) in all accounts receivable and other assets of MIKAB.

NOTE 14 – Transition Period Comparative Data

The following table presents certain financial information for the 9 months ended September 30, 2022, and 2021

	9 Months Ended September 30, 2022	9 Months Ended September 30, 2021

Sales	9,931,400	3,742,883

Cost of revenue, exclusive of depreciation	7,848,359	2,715,972

Operating expenses:	2,392,626	1,829,051
Depreciation	26,567	24,946
Total operating expenses	2,419,193	1,853,997

Operating (Loss)	(336,152)	(827,086)

Interest Expense	894,942	0
Gain on Forgiveness of Debt	0	363,162
(loss) on Deconsolidation)	0	(43,473)
Net (Loss)	(1,231,094)	(507,397)

(Loss) per common share
Basic	0.08	(1.75)
Diluted	0.08	(1.75)
Weighted-average number of common shares outstanding
Basic	15,764,424	290,340
Diluted	15,764,424	290,340

NOTE 15 – Subsequent Events

From the period October 1, 2022, until December 30, 2022, the company was able to raise $593,000 of additional capital from the sale of Notes and warrants from the 2022 placement.

On November 11, 2022, the Company entered into a Memorandum of Understanding with Vincennes University for a period of 5 years.  The Company will be providing training and education to a diverse group of students with the goal being to place or hire them into jobs in the telecommunication industry.  Vincennes University is a public University in the State of Indiana.

On January 11, 2023, the Company was able to extend all its loans maturing on December 31, 2022. The new maturity date is December 31, 2023. Accordingly, these loans are classified as non-current in the accompanying September 30, 2022, consolidate balance sheet.

Due to the Company’s late filing, we are currently in default on our convertible notes.  As such, the convertible notes have been presented in current liabilities.  To date, none of our creditors have called their notes.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal controls Policies and procedures.

●	A substantial portion of the Company’s financial reporting is carried out by an Outside accounting firm.

●

The Company’s people resources, processes and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with generally accepted accounting principles in the United States (“US GAAP”).  The Company does not have a formalized financial close process, inclusive of account reconciliations and a review process, or a a sufficient compliment of people resources with the necessary accounting and reporting skills.

48

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional financial and accounting personnel.

Changes in Internal Controls over Financial Reporting

Other than the foregoing, there have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during FY 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the next Annual Meeting of Shareholders to be filed with the SEC within 120 days of September 30, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the next Annual Meeting of Shareholders to be filed with the SEC within 120 days of September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the next Annual Meeting of Shareholders to be filed with the SEC within 120 days of September 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the next Annual Meeting of Shareholders to be filed with the SEC within 120 days of September 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the next Annual Meeting of Shareholders to be filed with the SEC within 120 days of September 30, 2022.

49

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into Americrew, Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
4.1	Description of Capital Stock	10-K	4/15/22	4.1
10.1	Securities Purchase Agreement*	8-K	10/6/22	10.1
10.2	Form of Secured Convertible Promissory Note	8-K	10/6/22	10.2
10.3	Form of Class A Warrant	8-K	10/6/22	10.3
10.4	Form of Class B Warrant	8-K	10/6/22	10.4
10.5	Form of Guaranty Agreement	8-K	10/6/22	10.5
10.6	Form of Registration Rights Agreement	8-K	10/6/22	10.6
10.7	Promissory Note issued to the Estate of Wesley Weis	10-K	4/15/22	10.13
10.8	Factoring and Security Agreement dated January 28, 2022	10-K	4/15/22	10.14
10.9	Code of Ethics	10-K	4/15/22	10.15
10.10	Master Service Agreement by and between Novation Enterprises, LLC and AmeriCrew Holdings LLC dated April 1, 2021	10-K	4/15/22	10.12
10.11	First Amendment to Master Services Agreement dated November 15, 2021	10-K	4/15/22	10.12(a)
10.12	Form of Amended and Restated Consolidated Bridge Funding Promissory Note	8-K	1/18/22	10.1
10.13	Form of Note Modification Agreement	8-K	1/18/22	10.2
10.14	Form of Warrant	8-K	1/18/22	10.3
10.15	Form of Securities Purchase Agreement	8-K	12/21/21	10.1
10.16	Form of Secured Convertible Promissory Note	8-K	12/21/21	10.2
10.17	Form of Warrant	8-K	12/21/21	10.3
10.18	Form of Security Agreement	8-K	10/12/21	10.4
10.19	Form of Guaranty Agreement	8-K	10/12/21	10.5
10.20	Form of Registration Rights Agreement	8-K	10/12/21	10.6
10.21	Americrew Inc., 2022 Equity Incentive Plan	8-K	12/19/22	10.1
16.1	Letters from BF Borgers CPA P.C. dated July 12, 2022	8-K	7/13/22	10.1
21.1	List of Subsidiaries	10-K	4/15/22	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Americrew, Inc., 21 Omaha Street, Dumont, NJ 07628.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREW INC.

January 30, 2023	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer (Principal Executive Officer)

January 30, 2023	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ P. Kelley Dunne	Director	January 30, 2023
P. Kelley Dunne

/s/ Ross DiMaggio	Director	January 30, 2023
Ross DiMaggio

/s/ Brian Weis	Director	January 30, 2023
Brian Weis

/s/ Jose Mercado Jr.	Director	January 30, 2023
Jose Mercado Jr.

51