Form 10-KT/A
period 2022-09-30
AmeriCrew Inc.
filed 2023-02-07
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KT/A

☐      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2022, to September 30, 2022

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

The Company has $276,000 in cash on hand as of February 6, 2023. We have successfully renegotiated certain notes that the company has. However, we will need to raise additional capital to fund our operations for the next 12 months. The $2,485,000 of 2021 Notes mature between October 4, 2023, to December 30, 2023.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCrew, Inc. as of December 31, 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We served as the Company's auditor from 2020 to 2021

Lakewood, CO

April 15, 2022, except for the effects on the consolidated financial statements of the restatement described in Note 3, as to which the date is February 6, 2023

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/S/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

PCAOB ID - 606

February 6, 2023

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

The Company had approximately $276,000 in cash on hand as of February 6, 2023. The Company will need to raise additional capital to fund its operations for the next 12 months and to repay its short-term debt and the convertible promissory notes. A total of $2,485,000 of the senior secured promissory notes mature between October 4, 2023, and December 30, 2023. In addition, the Company owes $464,078 to the estate of a family member of its Chief Operating Officer which is due January 1, 2025.

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

As of December 31, 2021	As Reported	Restatement Adjustment	As Restated

Notes Payable	522,563	(308,000)	214,563
Convertible Notes Payable	2,411,732	(1,323,434)	1,088,298
Additional Paid in Capital	$142,484	1,674,176	1,816,660
Accumulated Deficit	$(2,539,470)	(42,742)	$(2,582,212)

For Year Ended December 31, 2021

Interest Expense	$18,126	60,000	$78,126
Net Loss	$(1,889,214)	(325,188)	$(2,214,402)
Loss Per Share	$(0.97)	(1.99)	$(2.96)

NOTE 4 - (Loss) earnings per share

The following table set forth the computation of the Company’s basic and dilutive earnings (loss) per common share:

	2022	2021
Numerator:
Net loss	$(1,231,094)	$(2,214,402)
Net loss attributable to common shareholders	(1,231,094)	$(2,214,402)
Denominator:
Basic weighted average common shares outstanding	15,764,424	747,932
Basic loss per common share	(0.08)	(2.96)
Diluted:
Weighted average common shares outstanding	15,764,424	747,932
Effect of potentially dilutive common stock equivalents	-	-
Diluted weighted-average common shares outstanding	15,764,424	747,932
Diluted loss per common share	(0.08)	(2.96)

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

AMERICREW INC.

February 7, 2023	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer (Principal Executive Officer)

February 7, 2023	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ P. Kelley Dunne	Director	February 7, 2023
P. Kelley Dunne

/s/ Ross DiMaggio	Director	February 7, 2023
Ross DiMaggio

/s/ Brian Weis	Director	February 7, 2023
Brian Weis

/s/ Jose Mercado Jr.	Director	February 7, 2023
Jose Mercado Jr.

51