Form 10-KT/A
period 2022-09-30
AmeriCrew Inc.
filed 2023-02-28
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/TA

(Amendment No. 2)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2022, to September 30, 2022

Commission file number 000-56176

Americrew Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3422241
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

21 Omaha Street, Dumont, NJ	07628
Address of Principal Executive Offices	Zip Code

(201) 387-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ACRU	OTC

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KT/A (this “Amendment”) amends the Transition Report on Form 10-KT (the “2022 Form 10-KT”) of Americrew Inc. (“Americrew,” the “Company,” “we” or “us”) for the transition period from January 1, 2022, through September 30, 2022 (the “Transition Period”), as filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2023 and amended on February 7, 2023. We are filing this Amendment to amend Part III of the 2022 Form 10-KT to include the information required by and not included in Part III of the 2022 Form 10-KT because we do not intend to file our definitive proxy statement within 120 days of the end of the Transition Period.

In addition, the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-KT is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2022 Form 10-KT. The 2022 Form 10-KT continues to speak as of the date of the 2022 Form 10-KT, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-KT other than as expressly indicated in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth certain information concerning our executive officers and directors, including their names, ages, anticipated positions with us. Our executive officers are chosen by the Company’s Board of the Directors (the “Board”) and hold their respective offices until their resignation or earlier removal by the Board.

Name	Age	Position
P. Kelley Dunne	57	Chief Executive Officer; Director
Brian Weis	52	Chief Operating Officer; Director
Ross DiMaggio	52	Chief Financial Officer; Director
Jose Mercado, Jr.	53	Director

Our Certificate of Incorporation provides for a classified Board of Directors, with the Board divided into three classes, with each class consisting as nearly as possible of one third of the number of directors constituting the full Board. Subject to the rights of holders of any preferred stock, each director shall serve for a term ending on the third annual meeting of stockholders following the annual meeting at which such director was elected. The initial terms of each class of directors are as follows: (i) Class I shall serve for a term expiring at the Company’s first annual stockholder’s meeting after the effectiveness of the Certificate of Incorporation (October 2021), (ii) Class II shall serve for a term expiring at the second stockholder’s meeting after October 2021, and (iii) Class III shall serve for a term expiring at the third stockholder’s meeting after October 2021. However, the current directors were appointed to a term expiring at the next annual meeting of stockholders which has yet to occur. At such time as the next annual stockholders meeting occurs, the Company expects to institute the classified Board.

The following information pertains to the members of our Board and executive officers, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

P. Kelley Dunne. Mr. Dunne has served as the Chief Executive Officer of the Company since August 12, 2021. Prior to Americrew, Mr. Dunne has also served as CEO and Managing Member of Novation Enterprises LLC since February 2012.

Brian Weis. Mr. Weis has served as the Chief Operating Officer of the Company since August 12, 2021. Mr. Weis has served as a director since January 11, 2022. Mr. Weis has served as the President of Mikab Corporation (“Mikab”), since September 2002. He was selected to serve as a director because of his role as Chief Operating Officer and his knowledge of the industry.

Ross DiMaggio. Mr. DiMaggio has served as the Company’s Chief Financial Officer since January 11, 2022, and has been acting as Chief Financial Officer since November 19, 2021. Mr. DiMaggio has served as a director since December 9, 2020. Mr. DiMaggio served as the Company’s Chief Executive Officer from December 9, 2020, to August 12, 2021. Mr. DiMaggio also serves as our Treasurer and Secretary, and previously served as our Chief Financial Officer until August 12, 2021. He formerly shared control of DR Shell, LLC, our former principal stockholder. Prior to his appointment, Mr. DiMaggio served as a partner at DRC Partners, LLC, a merchant banking and strategic advisory firm focused on providing expert advisory services to address the needs of privately and publicly held companies, since February 2009. From February 2019 through July 2019, Mr. DiMaggio was a managing director of Noble Financial Group, broker-dealer where he provided advice on investor relations and the launch of a proprietary platform. Mr. DiMaggio has been the manager of Switchback Capital LLC, an investment fund since December 7, 2018. Mr. DiMaggio has been selected to serve as a director because of his knowledge of the capital markets.

Jose Mercado. Mr. Mercado has served as a director since January 11, 2022. Mr. Mercado has served as owner and President at Thunderbolt Solutions, LLC, a logistics and software development company, since 2018. Prior to that, Mr. Mercado served as Director of Operations at ASRC Federal, Mission Solutions from 2015 to 2018. He was selected to serve as a director because he is a service-disabled minority veteran with substantial relevant industry experience.

Director Independence

Our Board has determined that Jose Mercado, a director, is independent under the Nasdaq Listing Rules.

Family Relationships

Other than the wife of Jose Mercado, a director, being the cousin of Brian Weis, our Chief Operating Officer and a director, there are no family relationships among our directors or officers. The wife of our Chief Executive Officer, P. Kelley Dunne, was an employee of the Company until October 31, 2022.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form such committees.

Board Leadership Structure

We have chosen to separate the Chief Executive Officer and Board Chairman positions and appointed our Chief Financial Officer as our Board Chairman. We believe that this Board leadership structure is the most appropriate for the Company at this time. Due to the Company’s size and need for capital and our Chief Financial Officer’s experience with public companies, we believe it is the most efficient solution for us. This permits our Chief Executive Officer to focus on our key objectives which are — implementing our business and marketing plans, raising capital and continuing and managing our growth.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer, as well as our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics has been filed as an exhibit to the 2022 Form 10-KT.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the nine-months ended September 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation earned in each of the Company and its subsidiaries the nine-month transition period ended September 30, 2022 and the years ended December 31, 2021 and 2020 by: (i) all individuals who served as the Company’s principal executive officer during the transition period and the year ended December 31, 2021; (ii) the Company’s two most highly compensated executive officers other than the principal executive officer who were serving as an executive officer of the Company as of September 30, 2022; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) above but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2022 (the “Named Executive Officers”). The determination of Named Executive Officers gives effect to the Acquisition in accordance with SEC rules.

Name and principal position	Period*	Salary ($)		Bonus ($)	All Other compensation ($)		Total ($)
P. Kelley Dunne(1)(2)(6)	2022	$	*136,633	0	8,899		145,532
Chief Executive Officer	2021		0	0	0		0
	2020		0	0	0		0
Brian Weis(2)(3)(6)	2022	$	*175,500	0	11,689		187,189
Chief Operating Officer	2021		$234,704	$—	$30,000	(5)	$264,704
	2020		$166,421	$100,000	$30,000	(5)	$296,421
Ross Dimaggio(4)	2022	$	*82,692	0	0		$82,692
Former Chief Executive Officer	2021		0	0	0		0
	2020		0	0	0		0

* For the 2022 period, represents nine months of compensation rather than 12 months, as described in the paragraph above the table.

(1)

Mr. Dunne was appointed our Chief Executive Officer on August 12, 2021, when the Company acquired Mikab (the “Acquisition”). Does not include compensation and/or distributions Mr. Dunne receives from Novation, a limited liability company of which he is the sole member, which provided services to and received payments from the Company under a Master Services Agreement. See “Item 13. – Certain Relationships and Related Transactions, and Director Independence.”

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

(6). Mr. Dunne and Mr. Weiss each receive a car allowance of $999 per month and $1,299 per month respectively.

Outstanding Equity Awards at Fiscal Year End

As of the date of this Amendment, we do not have outstanding any unexercised options, stock or other equity incentive plan awards.

Agreements with Named Executive Officers

The Company currently employs its executive officers pursuant to oral employment agreements. Under these agreements our Named Executive Officers are entitled to receive annual base salaries of $120,000 for Ross Dimaggio and $230,000 for each of P. Kelley Dunne and Brian Weis.

Director Compensation

To date, we have not paid our directors any compensation for services on our Board.

2022 Equity Incentive Plan

On December 16, 2022, the Board approved and adopted the Company’s 2022 Equity Incentive Plan under which the Company is authorized to issue up to 1,500,000 shares of common stock pursuant to equity-based grants which may be made to the Company’s officers, directors, employees and consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 2, 2023, for:

●	each of our directors;

●	each of our Named Executive Officers as that term is defined in the Summary Compensation Table contained in this Amendment;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 15,764,424 shares of our common stock. We have deemed shares of our common stock subject to warrants that are currently exercisable within 60 days of the filing date, to be outstanding and to be beneficially owned by the person holding the warrants for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person other than the respective warrant holders. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 21 Omaha Street, Dumont, NJ 07628.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*	Percentage of Common Stock Beneficially Owned
P. Kelley Dunne(1)	4,825,800	30.6%
Brian Weis(2)	2,778,508	17.6%
Ross DiMaggio(3)	0	0%
Jose I. Mercado, Jr.(4)	0	0%
All officers and directors as a group (4 persons)(5)	7,604,308	48.2%

5% or more Stockholders
Novation Enterprises, LLC(6)	1,856,077	11.8%
Weis Exemption Trust(2)(7)	1,113,646	7.1%
Earl Scott (12)	2,291,574	14.5%
DR Shell LLC(8)	803,906	5.1%
David Unger(9)	846,808	5.4%
David Hauck(10)	1,484,862	9.4%
John Sheridan(11)	3,340,938	21.2%

(1)

Mr. Dunne is our Chief Executive Officer and a director. Includes 1,856,077 shares of common stock issued to Novation, an entity which Mr. Dunne controls. Novation has not paid an unaffiliated creditor approximately $1,028,000 as of January 27, 2023, which sum we understand is past due. If not paid, the creditor may seek to recover the sum allegedly due and if successful seek to acquire the shares. All addresses are care of Mikab, 21 Omaha Street, Dumont, New Jersey, 07628, except as otherwise disclosed.

(2)

Mr. Weis is our Chief Operating Officer. Includes 1,113,646 shares of common stock issued to Weis Exemption Trust, of which Mr. Weis is a trustee. Mr. Weis is a related party lender. Does not include 25,869 shares of common stock issuable upon exercise of warrants; 182,400 shares of common stock issuable upon exercise of warrants issued to New Jersey Tower, Inc., which Mr. Weis owns 20% of this entity; and 182,400 shares of common stock issuable upon exercise of warrants issued to RR Power Leasing, LLC, which Mr. Weis is the managing member and owns a 2% interest. A trust of which Mr. Weis is one of two trustees owns 47% of this entity.

(3)

Mr. DiMaggio is our Chief Financial Officer and a director, as well as former Chief Executive Officer. Does not include 803,906 shares of common stock held by DR Shell LLC. Mr. DiMaggio is a member and 50% owner of DR Shell LLC. David Unger is the manager and other member and 50% owner. Mr. Unger is also a related party lender.

(4)	Mr. Mercado is a director.

(5)

Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.

(6)	P. Kelley Dunne is the Manager and has voting and investment power.

(7)	Mr. Weis, our Chief Operating Officer, and Miriam Weis, his mother, share voting and dispositive power as the trustees of the trust.

(8)	Address is 38 Silver Street, Great Barrington, MA 02130. Does not include 147,542 shares of common stock issuable upon exercise of warrants issued to Mr. David Unger, its manager.

(9)

Address is 38 Silver Street, Great Barrington, MA, 01230. Includes (i) 42,902 shares of common stock issuable upon exercise of warrants and (ii) 803,906 shares of common stock held by DR Shell LLC. Mr. Unger may be deemed to have the power to share beneficial ownership of DR Shell LLC with Ross DiMaggio. Mr. Unger also is a related party lender.

(10)	Mr. Hauck is the former Operation Officer of Mikab. Mr. Hauck’s address is 203 Shadyside Road, Ramsey, NJ 07446.

(11)

Mr. John Sheridan is the Trustee of the Wesley R. Weis Family Dynast Trust and the Miriam C Weis Family Dynasty Trust. Address is 1 DeWolf Road Old Tappan, NJ 07675. Mr. Sheridan has the sole voting and dispositive power with respect to the common stock held by these trusts.

(12).	Does not include 132,832 shares of common stock issuable upon exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 12, 2021, the Company entered into a Share Exchange Agreement with Mikab, pursuant to which the Mikab stockholders exchanged their shares of Mikab for shares of convertible preferred stock of the Company and Mikab became a wholly owned subsidiary of the Company in the Acquisition. Prior to the closing of the Acquisition, Mikab entered into a Business Development Agreement (the “Business Development Agreement”) with Novation, pursuant to which Mikab agreed to issue shares of its common stock to Novation. Pursuant to the terms of the Share Exchange Agreement, the Acquisition took place in three steps: (1) Mikab stockholders were issued 9,000,000 shares of the then outstanding preferred stock of the Company constituting approximately 82% of the Company’s outstanding common stock on an as-converted basis in exchange for their Mikab common stock, (2) following the increase in authorized common stock which took effect on November 16, 2021, the Company reclassified the preferred stock by exchanging it for newly designated Series A Convertible Preferred Stock convertible into a total of 94.2% of the Company’s outstanding common stock on an as-converted basis (without including the common stock underlying certain derivative securities), and (3) following a 1-for-100 reverse stock split which took effect on December 1, 2021, the Series A Convertible Preferred Stock automatically converted into common stock. Prior to execution of the Share Exchange Agreement, DR Shell LLC (“DR Shell”), the former principal stockholder of the Company, cancelled 9 million shares of its preferred stock and the Company reissued those shares to the Mikab stockholders in the first step of the Acquisition described above. DR Shell retained 1,000,000 shares of preferred stock which it later exchanged as part of the reclassification for its proportional number of Series A shares and later converted its Series A into approximately 4% of the Company’s common stock. Additionally, the terms of the Share Exchange Agreement provide that the Company will pay DR Shell $300,000 upon the earlier of completing a financing or December 31, 2021. As of the date of this Amendment, the balance owed to DR Shell is $124,033.

During the fiscal year ended December 31, 2019, Mikab borrowed sums from a family member of our Chief Operating Officer. The total amount owed by the Company is $464,078, which is evidenced by a promissory note issued to the Estate of Wesley R. Weis on January 12, 2020. Under the note, these advances are payable on January 1, 2025, whereupon the principal amount will begin accruing interest at a rate of 10% per annum.

We were a party to a Master Services Agreement with Novation dated April 1, 2021, and amended on November 15, 2021 (collectively the “Novation MSA”). Pursuant to the terms of the Novation MSA, Novation provided us with (i) oversight and management services for our workforce development programs and training services, (ii) software development services, (iii) project management services, and (vi) other administrative and back-office services (collectively the “Novation Services”). Novation is a single member LLC whose sole member is P. Kelley Dunne, our Chief Executive Officer and director. The level of Novation Services required each month fluctuated greatly, so to allow for better cash flow forecasting, it was agreed to amend the payment terms of the Novation MSA to a flat fee of $140,000 per month (the “Flat Fee”) commencing in April 2021. To ensure Novation was accurately compensated for all Novation Services provided, the parties agreed to reconcile all Novation Services actually provided against the Flat Fee payments made and “true up” any discrepancies within 60 days of the expiration of the Novation MSA. In addition to the Flat Fee, Novation also received 10% of all revenue generated from the work force training classes operated by Novation on our behalf, and we retain the balance. The Novation MSA expired on December 31, 2021. As of the date of this Amendment, we have paid Novation a total of $728,686 under the foregoing arrangements.

Each of Mikab Properties, LLC, 29 Aladdin Avenue Realty, LLC, 75 Second Street Realty, LLC and Mikab Realty, LLC is a landlord under one of the Company’s four building leases. Each of these entities are owned by certain of the Company’s principal stockholders, including Brian Weis, our Chief Operating Officer and director, and certain family trusts in which Mr. Weis and certain of his family members are trustees and/or beneficiaries. Additionally, David Hauck, Mikab’s former Vice President and a 9.4% stockholder of the Company, owns an interest Mikab Properties, LLC. The total rent paid by Mikab under these leases was $130,478 in calendar year 2022 and $173,920 in calendar year 2021. The terms of each lease are summarized as follows:

●

The Mikab Properties LLC lease is dated November 3, 2009. This lease is for our Dumont, New Jersey warehouse and administrative offices and has a term of 20 years ending on September 30, 2029. Under this lease, the Company pays Mikab Properties monthly rent of $6,500. The annual rent is subject to adjustment for inflation.

7

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

Additionally, some of our principal stockholders including Brian Weis directly and through their affiliated entities, own capital stock in New Jersey Tower Service Inc., Mikab Equipment Sales Inc., and L&W Engineering Corp. These entities provided equipment and services Mikab in exchange for payment by Mikab of a total of $57,603 in calendar year 2022 and $57,603.05 in calendar year 2021.

During the period from May 27, through August 11, 2021, certain insiders (the “Related Party Lenders”) made a total of $651,649 of bridge loans to the Company. These loans are evidenced by promissory notes which bear interest at 12% per annum and were originally due upon the earlier of the closing of the Acquisition or September 1, 2021. The Company also issued Warrants in connection with the bridge loans. The Related Party Lenders agreed to defer payment until the closing of the first financing following the closing of the Acquisition, and subsequently agreed to modify the bridge notes, the effect of which extend the indebtedness’ until December 31, 2022. As of the date of this filing, The Related Party Lenders extended the indebtedness’ to December 31, 2023. The Related Party Lenders were issued Warrants as additional consideration for extending the due dates of the bridge notes.

The balance of the modified bridge notes, plus all accrued and unpaid interest, will be due in full on the due dates set forth below.

The Warrants are exercisable for a period of five years at a price of $1.9032 per share, subject to adjustment. The identity of the Related Party Lenders, the amounts under the modified bridge notes, the due date and the warrants are listed in the table below:

Individual/Entity	Principal Amount of Note	Due Dates	Number of Warrants
David Unger(1)	$84,090	December 31, 2023	88,652
Earl Scott(2)	$125,548	December 31, 2023	132,832
Brian Weis(3)	$23,850	December 31, 2023	25,869
Lender	$41,233	December 31, 2023	43,309
New Jersey Tower, Inc.(4)	$150,000	December 31, 2023	182,400
RR Power Leasing, LLC(5)	$150,000	December 31, 2023	182,400

(1)

Mr. Unger shares beneficial ownership of a 5% stockholder of the Company with Mr. Ross DiMaggio, the Company’s Chief Financial Officer and a director. Mr. DiMaggio disclaims beneficial ownership of the bridge note and Warrants and underlying common stock.

(2)	Former Chief People Officer and a former director.

(3)	Chief Operating Officer and a director.

(4)	Brian Weis owns 20% of this entity.

(5)	Brian Weis is the managing member of this entity and owns a 2% interest. A trust of which Mr. Weis is one of two trustees.

On January 11, 2022, our Board ratified and approved Mikab legacy stockholders (those stockholders prior to the date of the Acquisition) receiving the payment of $351,370 in PPP Loan proceeds that were received prior to August 11, 2021, which loan was later forgiven. In addition, on January 11, 2022, our Board ratified the action of Mikab in distributing to its legacy stockholders the proceeds of $223,697 in accounts receivable for work performed by Mikab prior to the Acquisition. These former Mikab stockholders included Brian Weis, our Chief Operating Officer and a director, and David Hauck, former Vice President of Mikab and a 9.4% stockholder.

P. Kelley Dunne, our Chief Executive Officer and a director, beneficially owns 4,825,800 shares representing approximately 30.6% of the Company’s issued and outstanding common stock, without giving effect to any conversions or exercises of outstanding derivative securities. This includes 1,856,077 shares held by Novation, an entity which Mr. Dunne controls. Novation has outstanding obligations estimated to be over $1 million payable to a third party under a Royalty Agreement which are past due, although the third party agreed to forbear the enforcement of its rights arising from the defaults until September 30, 2022. The third party now has the right to execute on these rights but to date, has not. The third party has explained to the Company that they have no intention of taking control of the shares at this time. They are continuing to give Mr. Dunne time to repay the amount owed, however, the debt remains in default because they have not entered into a new definitive agreement. In addition, Mr. Dunne and Novation pledged their shares of the Company’s common stock to secure the payment of the obligations. If Novation is unable to repay its obligations and otherwise comply with the terms of the forbearance agreement or reach another accommodation with the third party by the termination date of the forbearance agreement, the third party could sue Novation and Mr. Dunne. If the third party is successful in asserting a claim against Mr. Dunne, it may become the owner of Mr. Dunne’s pledged shares in the Company as well as those held by Novation. Such a development would result in a change of control of the Company, which could materially adversely affect our ability to take certain corporate actions or could otherwise result in adverse consequences to the Company and its stockholders.

As a result of our Chief Executive Officer having pledged approximately 30.6% of our outstanding shares to secure the debt of Novation, a business he controls, he may be unable to have Novation repay the indebtedness and his efforts to raise capital for this business may cause him to place his personal interests ahead of ours, which could materially and adversely affect us.

On September 12, 2022, the Company entered into an Unsecured Convertible Promissory Note (the “Promissory Note”) payable to DR Shell in the principal amount of $256,000. The Promissory Note replaces the payment terms of the Share Exchange Agreement dated August 12, 2021, pursuant to which the Company is obligated to pay DR Shell $300,000 of which $256,000 are still owed. The Promissory Note bears interest at 12% per annum. The Company was required to make an initial payment of $56,000 on or before October 1, 2022, and monthly $16,667 payments commencing on January 1, 2023, and continuing therefore after for 12 consecutive months on the first day of each month. The Promissory Note is due December 31, 2023. If after October 1, 2022, the Company closes on one or more capital raises, through debt, equity or any other financing vehicle, then the Company shall apply 10% of the gross proceeds of any capital raise towards the repayment of the then outstanding principal and accrued interest of the Promissory Note. Any proceeds paid in a given month shall first be applied towards the monthly installment for that month. DR Shell was issued 125,000 warrants to purchase shares of the Company’s common stock as additional consideration. The Warrants are exercisable for a period of five years at a price of $1.9032 per share, subject to adjustment.

On September 13, 2022, the Company’s Board ratified and approved to enter into a Note Modification Agreement between AmeriCrew CE Services, LLC, the Company’s wholly-owned subsidiary and certain third-party lenders (the “Note Modification”). The effect was to extend the indebtedness’ due date to December 31, 2022. All other provisions of the original Amended and Restated Consolidated Bridge Funding Promissory Notes dated December 31, 2021, remain unchanged and in full force and effect. On January 11, 2023, the Company extended its loans maturing on December 31, 2022. The new maturity date is December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our Principal Accountant for the years ended:

	2022 ($)	2021 ($)	2020 ($)
Audit Fees (1)	154,125	0	0
Audit-Related Fees (2)	0	0	0
Tax Fees (3)	0	10,000	0
All Other Fees (4)	0	50,000	0
Total	154,125	60,000	0

(1)	Audit Fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit-Related fees relate to assurance and related services.
(3)	Tax Fees relate to professional services rendered by our Principal Accountant for tax compliance, tax advice and tax planning.
(4)	All Other Fees relate to the filing of registration statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into Americrew, Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
4.1	Description of Capital Stock	10-K	4/15/22	4.1
10.1	Securities Purchase Agreement*	8-K	10/6/22	10.1
10.2	Form of Secured Convertible Promissory Note	8-K	10/6/22	10.2
10.3	Form of Class A Warrant	8-K	10/6/22	10.3
10.4	Form of Class B Warrant	8-K	10/6/22	10.4
10.5	Form of Guaranty Agreement	8-K	10/6/22	10.5
10.6	Form of Registration Rights Agreement	8-K	10/6/22	10.6
10.7	Promissory Note issued to the Estate of Wesley Weis	10-K	4/15/22	10.13
10.8	Factoring and Security Agreement dated January 28, 2022	10-K	4/15/22	10.14
10.9	Code of Ethics	10-K	4/15/22	10.15
10.10	Master Service Agreement by and between Novation Enterprises, LLC and AmeriCrew Holdings LLC dated April 1, 2021	10-K	4/15/22	10.12
10.11	First Amendment to Master Services Agreement dated November 15, 2021	10-K	4/15/22	10.12(a)
10.12	Form of Amended and Restated Consolidated Bridge Funding Promissory Note	8-K	1/18/22	10.1
10.13	Form of Note Modification Agreement	8-K	1/18/22	10.2
10.14	Form of Warrant	8-K	1/18/22	10.3
10.15	Form of Securities Purchase Agreement	8-K	12/21/21	10.1
10.16	Form of Secured Convertible Promissory Note	8-K	12/21/21	10.2
10.17	Form of Warrant	8-K	12/21/21	10.3
10.18	Form of Security Agreement	8-K	10/12/21	10.4
10.19	Form of Guaranty Agreement	8-K	10/12/21	10.5
10.20	Form of Registration Rights Agreement	8-K	10/12/21	10.6
10.21	Americrew Inc., 2022 Equity Incentive Plan	8-K	12/19/22	10.1
16.1	Letters from BF Borgers CPA P.C. dated July 12, 2022	8-K	7/13/22	10.1
21.1	List of Subsidiaries	10-K	4/15/22	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*^
101.INS	Inline XBRL Instance Document.				Filed^
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed^
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

* ^

Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

Previously filed with our 2022 Form 10-KT, originally filed with the SEC on January 30, 2023, which is being amended hereby.

Copies of this Amendment (including any financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Americrew, Inc., 21 Omaha Street, Dumont, NJ 07628.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREW INC.

February __, 2023	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer

February __, 2023	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer

