Form 10-KT/A
period 2022-09-30
AmeriCrew Inc.
filed 2023-03-01
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/TA

(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KT/A (this “Amendment”) amends the Transition Report on Form 10-KT (the “2022 Form 10-KT”) of Americrew Inc. (“Americrew,” the “Company,” “we” or “us”) for the transition period from January 1, 2022 through September 30, 2022 (the “Transition Period”), as filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2023 and amended on February 7, 2023 and on February 28, 2023 (the “Prior Amendments”). We are filing this Amendment solely to amend Part III of the 2022 Form 10-KT to include the information required by and not included in Part III of the 2022 Form 10-KT because we do not intend to file our definitive proxy statement within 120 days of the end of the Transition Period, to amend and restate the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-KT in its entirety and to file currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment, as such certifications were inadvertently omitted as exhibits to the Prior Amendment that was filed on February 28, 2023. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2022 Form 10-KT or the Prior Amendments. The 2022 Form 10-KT continues to speak as of the date of the 2022 Form 10-KT, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-KT other than as expressly indicated in this Amendment.

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

AMERICREW INC.

March 1, 2023	/s/ P. Kelley Dunne
P. Kelley Dunne
Chief Executive Officer

March 1, 2023	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer

