Form 10-Q
period 2022-12-31
AmeriCrew Inc.
filed 2023-04-17
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2022

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 000-56176

AMERICREW, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2551989
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21 Omaha Street
Dumont, NJ	07628
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (201) 387-7700

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2023, the issuer had 15,784,424 shares of its common stock, $0.001 par value per share, outstanding.

AMERICREW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$350,351	$380,845
Accounts receivable - net of allowance for doubtful accounts	2,004,525	1,815,003
Prepaid and other current assets	415,173	659,726
Total current assets	2,770,049	2,855,574

Other assets:
Fixed assets, net	256,746	160,088
Operating leases right of use assets	628,490	694,734
Finance leases right of use assets	459,833	259,253
Total other assets	1,345,069	1,114,075
Total assets	$4,115,118	$3,969,649

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,357,444	$1,721,985
Loans payable - insurance	201,011	380,799
Loans payable - equipment, related party - current	28,700	24,600
Notes payable - related party, net of debt discount of $275,778 at December 31, 2022	298,944	—
Convertible notes payable, net of debt discount of $1,150,101 at December 31, 2022 and $1,030,041 at September 30, 2022	2,172,899	1,699,959
Convertible note payable - accrued interest	83,658	143,555
Operating lease liability	148,407	140,516
Finance lease liability	156,669	44,219
Total current liabilities	4,447,732	4,155,633

Other liabilities:
Notes payable - related party, net of debt discount of $192,000 at September 30, 2022	—	370,429
Operating lease liability - non-current	516,225	560,068
Finance lease liability - non-current	303,165	209,182
Loans payable - stockholder	464,078	464,078
Loans payable - equipment, related party	18,450	24,600
Total other liabilities	1,301,918	1,628,357
Total liabilities	5,749,650	5,783,990
Contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,764,424 shares issued and outstanding as of December 31, 2022 and September 30, 2022	15,764	15,764
Additional paid-in capital	2,605,087	1,983,201
Accumulated deficit	(4,255,383)	(3,813,306)
Total stockholders' deficit	(1,634,532)	(1,814,341)
Total liabilities and stockholders' deficit	$4,115,118	$3,969,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$3,778,706	$1,769,485
Cost of revenues, exclusive of depreciation	2,420,127	1,361,415
Gross profit	1,358,579	408,070

Operating expenses:
General and administrative expenses	1,206,673	1,784,789
Depreciation	9,161	8,316
Total operating expenses	1,215,834	1,793,105

Operating income (loss)	142,745	(1,385,035)

Interest expense	584,822	78,126
Recapitalization expenses	—	239,721
Net loss	$(442,077)	$(1,702,882)

Loss per common share (Note 4):
Basic	$(0.03)	$(0.86)
Diluted	$(0.03)	$(0.86)

Weighted-average number of common shares outstanding:
Basic	15,764,424	1,972,306
Diluted	15,764,424	1,972,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of 9/30/2022	15,764,424	$15,764	—	$—	$1,983,201	$(3,813,306)	$(1,814,341)
Issuance of equity warrants	—	—	—	—	616,059	—	616,059
Imputed interest - equity contribution	—	—	—	—	5,827	—	5,827
Net loss for the three months ended December 31, 2022	—	—	—	—	—	(442,077)	(442,077)
Balance as of 12/31/2022	15,764,424	$15,764	—	$—	$2,605,087	$(4,255,383)	$(1,634,532)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of 9/30/2021	290,340	$290	3,094,000	$3,094	$88,336	$(879,330)	$(787,610)
Capital stock of deconsolidated company	—	—	—	—	(10,100)	—	(10,100)
Conversion of Phone Brazil international equity	—	—	—	—	(17,550)	—	(17,550)
Conversion of preferred stock	15,474,084	15,474	(3,094,000)	(3,094)	(12,380)	—	—
Issuance of equity warrants	—	—	—	—	1,768,354	—	1,768,354
Net loss for the three months ended December 31, 2021	—	—	—	—	—	(1,702,882)	(1,702,882)
Balance as of 12/31/2021	15,764,424	$15,764	—	$—	$1,816,660	$(2,582,212)	$(749,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(442,077)	$(1,702,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,161	8,316
Amortization of operating right of use assets	66,244	—
Amortization of finance right of use assets	39,623	—
Non cash interest associated with amortization of debt discounts	192,000	77,262
Non cash interest expense	(59,897)	—
Changes in operating assets and liabilities:
Accounts receivable	(189,522)	(670,775)
Other assets	244,553	192,581
Accounts payable & accrued liabilities	(364,541)	(190,156)
Other current liabilities	—	638,210
Operating lease liabilities	(35,952)	—
Financing lease liabilities	(33,770)	—
Net cash used in operating activities	(574,178)	(1,647,444)

Cash flows from investing activities:
Acquisition of fixed assets	(105,819)	—
Net cash used in investing activities	(105,819)	—

Cash flows from financing activities:
Repayment of loans payable	(181,838)	(155,253)
Proceeds from related party loan	293,898	2,485,000
Proceeds from convertible notes	537,443	7,559
Premiums paid for stockholders’ life insurance	—	(23,435)
Net cash provided by financing activities	649,503	2,313,871

Net increase / (decrease) in cash	(30,494)	666,427
Cash at beginning of period	380,845	55,025
Cash at end of period	$350,351	$721,452

Supplemental disclosures:
Interest paid	131,133	—
Right of use assets obtained in exchange for new finance lease liabilities	240,203	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Change in Fiscal Year

We changed our fiscal year-end from December 31 to September 30, effective September 30, 2022. Our results of operations, cash flows, and all transactions impacting shareholders equity presented in this Form 10-Q are for the three months ended December 31, 2022 and 2021, unless otherwise noted.

NOTE 2 – Business, Basis of Presentation and Significant Accounting Policies

Business

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

Effective December 9, 2020, DR Shell LLC, a Delaware limited liability company (the “Buyer”) purchased from Custodian Ventures LLC (the "Seller"), 18,000,000 shares of the common stock of the Company, representing approximately 62% of the outstanding Common Stock of the Company, and (ii) 10,000,000 shares of Series A Convertible Preferred Stock of the Company, for a total purchase price of $245,000, paid in cash. The funds were provided by the Buyer’s members. The shares were acquired pursuant to a Stock Purchase Agreement, dated December 9, 2020 (the “SPA”), by and among the Seller, the Buyer, and David Lazar, then Chief Executive Officer of the Company and managing director of Custodian Ventures, LLC. Additionally, under the terms of the SPA, Mr. Lazar forgave $41,229 in related-party loans.

As a result of the transaction, Mr. Ross DiMaggio, the manager of the Buyer, acquired control of the Company.

Under the terms of the SPA, effective December 9, 2020, Mr. Lazar resigned as the Chief Executive Officer, Treasurer, and Secretary of the Company, and Mr. DiMaggio was appointed as the sole director, Chief Executive Officer, Treasurer, and Secretary of the Company.

On August 12, 2021, the Company executed a Share Exchange Agreement with Mikab Corporation ("Mikab"). The Company exchanged 94.2% of the outstanding PhoneBrasil Common Stock for the capital stock of Mikab.

On September 13, 2021, the Company increased the authorized common stock to 1,650,000,000 shares.

On November 16, 2021, the Company filed a Second Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) with the New Jersey Secretary of State pursuant to the New Jersey Business Corporation Act (the “NJBCA”). The Amendment made the following changes:

1.	Changed the name of the company to Americrew, Inc.

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

Following the Mikab acquisition (the "Acquisition"), in 2021 the Company changed its domicile from New Jersey to Delaware.

Under guidance of Accounting Standards Codification ("ASC") 805-10-55-11 through 15, Mikab has been identified as the acquirer for accounting purposes.

AmeriCrew and Mikab (together, the "Company") are each service companies engaged in the business of building a national infrastructure involving the installation of rural wireless telecommunication cables, upgrading wireless communications towers and other above-ground infrastructure and, going forward, providing planning, installation, maintenance and/or upgrade services with respect to electronic vehicle (EV) charging stations.

The Company provides specialty infrastructure contracting services to market participants in the telecommunications and clean energy industries throughout the United States. A proportion of the Company’s workforce is staffed through a unique in-house program through which the Company hires and trains military veterans to provide construction and maintenance services to customers.

The Company’s operations are predominantly focused on its telecommunications infrastructure services business and clean energy industries in the geographic area of New Jersey and Indiana.

The Company’s chief operating decision maker has been identified as the Chief Operating Officer, who reviews consolidated results when making decisions about allocating resources and assessing the performance of the Company. The Chief Operating Officer determined the Company operates under one reportable segment with four business units: Wireless, Fiber Clean Energy and Workforce Development.

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

From an accounting perspective, the condensed consolidated financial statements of the combined entity represent a continuation of the financial statements of the accounting acquirer/legal acquiree. As such, the historical cost bases of assets and liabilities of the acquiring entity (the accounting acquirer/legal acquiree) are maintained in the consolidated financial statements of the merged company and the assets and liabilities (if any) of the acquired entity (the legal acquirer) are accounted for under the acquisition method. Results of operations of the acquired entity (the legal acquirer) are included in the financial statements of the combined company only from the acquisition date.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, to finance working capital needs, and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans from related parties. There can be no assurance that the Company will be successful in raising future capital.

The Company had $322,967 in cash on hand as of April 11, 2023. The Company will need to raise additional capital to fund its operations for the next twelve months and to repay its short-term debt and the convertible promissory notes. A total of $2,485,000 of the senior secured promissory notes mature between October 4, 2023, and December 30, 2023 and a total of $838,000 of the senior secured promissory notes mature between September 30, 2024 and December 29, 2024. In addition, the Company owes $464,078 to the estate of a family member of its Chief Operating Officer and which is due January 1, 2025.

Our liquidity is primarily derived from financing transactions and revenue from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next 12 months.

The Company is reliant upon completing one or more securities offerings in the future to continue its operations as planned and to meet its financial obligations as they become due. Because the Company was only able to raise $2,485,000 of the up to $15,000,000 sought in its recent private placement offerings which closed as of December 31, 2021, the Company launched a second offering of $7 million of convertible notes and warrants in August 2022, of which $838,000 was raised in 2022; this offering expired on March 31, 2023. We will therefore require additional capital in order to execute our business plan.

We believe substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities as of the reporting date of these condensed consolidated financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of AmeriCrew, Mikab Corporation and AmeriCrew CE Services, LLC. These companies are the operating units of AmeriCrew and generate all of the revenues for AmeriCrew. AmeriCrew CE Services, LLC was formed on March 29, 2021, as a subsidiary of Mikab. All intercompany transactions are eliminated in consolidation.

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, consolidated, or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to fairly present the financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the period ended September 30, 2022, as presented in the Company’s Transition Annual Report on Form 10-KT for the nine month transition period ended September 30, 2022 filed with the SEC on January 30, 2023 as amended.

Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their full collectible value less an allowance for doubtful accounts for any receivables over six months old. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. From time to time, the Company uses its non-recourse factor arrangement to receive advances on approved invoices.

	December 31, 2022	September 30, 2022
Accounts Receivable – Total	$2,069,525	$1,880,003
Less: Allowance for Doubtful Accounts	(65,000)	(65,000)
Accounts Receivable – Net	$2,004,525	$1,815,003

On January 28, 2022, Mikab entered into a non-recourse Factoring and Security Agreement (the “Factoring Agreement”) with Tower Cap LLC (the “Purchaser”), under which the Purchaser agreed to purchase selected Mikab accounts receivable (subject to a required reserve). The Purchaser retains the right to purchase such accounts as it deems appropriate. Under the Factoring Agreement, the amount advanced to Mikab varies by account debtor. The fees include interest ranging from 1.95% per month for accounts due in 30 days to 1.75% for accounts due in 90 days in addition to other fees which Mikab will be charged in the ordinary course of the relationship. The Purchaser also has a security interest (subject to that of the holders of the 2021 Notes described in Note 13) in all accounts receivable and other assets of Mikab.

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

Customers are billed as work is completed and accepted. Extended contracts are billed in segments as completed. The amount of unbilled work in process at the end of a period is immaterial to the financial statements taken as a whole. If a contract has been completed and accepted but not billed at the end of the year, the contract price is accrued as sales in the period completed.

Depreciation

Fixed assets are carried at cost. Depreciation of the fixed assets is calculated on the straight-line method over estimated useful lives of five to 15 years. Trucks and automobiles have estimated useful lives of seven to fifteen years, equipment has estimated useful lives of five to fifteen years and improvements have estimated useful lives of five to ten years.

Fixed Assets	December 31, 2022	September 30, 2022
Trucks and automobiles	$581,377	$867,388
Equipment	213,447	293,543
Improvements	381,300	381,300
Total cost	1,176,124	1,542,231
Less: accumulated depreciation	(919,378)	(1,382,143)
Fixed assets, net	$256,746	$160,088

Depreciation expense related to fixed assets amounted to approximately $9,161 and $8,316 for the three months ended December 31, 2022 and 2021, respectively.

Recapitalization Expenses

For the three months ended December 31, 2021, the Company recognized non-recurring costs, associated with the August, 2021 merger transaction described above, of approximately $240,000.

Loss per Share

We compute basic loss per common share by dividing net loss available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. We compute diluted loss per common share by dividing net loss available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of warrants, and (3) the dilutive effect of other potentially dilutive securities. We exclude the potential dilutive effect of warrants and convertible instruments from the determination of diluted loss per common share if the effect of including them would be antidilutive.

Income Tax

As a result of the Acquisition on August 12, 2021, the Company Subchapter S election has been terminated. As of that date forward the Company is be treated as a taxable C corporation. Separate short year tax returns for S and C Corporations were required to be filed for 2021.

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

The Company evaluates all significant tax positions. As of December 31, 2022, the Company does not believe that it has any significant tax positions that would result in additional tax liability, nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

The Company’s policy is to include interest and penalties, if any, within the provision for taxes in the consolidated statement of operations. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

The Company’s income tax returns are subject to examination by appropriate taxing authorities. As of December 31, 2022, the Company’s federal and state income tax returns for 2021 remain open.

New Accounting Standards

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees are required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard was effective for AmeriCrew in the annual reporting period beginning after December 31, 2021. The new standard was adopted as of January 1, 2022, using the modified retrospective approach. As of December 31, 2022, a right of use operating lease asset of $628,490, a right of use finance lease asset of $459,833, an operating lease liability of $664,632 and a finance lease liability of $459,834 are recorded on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and will be applied as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on October 1, 2023.

NOTE 3 - LOSS PER SHARE

The following table set forth the computation of the Company’s basic and dilutive loss per common share:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Numerator:
Net loss	$(442,077)	$(1,702,882)
Net loss attributable to common shareholders	(442,077)	(1,702,882)
Denominator:
Basic weighted average common shares outstanding	15,764,424	1,972,306
Basic loss per common share	$(0.03)	$(0.86)
Diluted:
Weighted average common shares outstanding	15,764,424	1,972,306
Effect of potentially dilutive common stock equivalents	—	—
Diluted weighted-average common shares outstanding	15,764,424	1,972,306
Diluted loss per common share	$(0.03)	$(0.86)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Convertible senior debt	1,968,989	1,305,696
Outstanding warrants on common stock	2,624,451	1,626,358
Total	4,593,440	2,932,054

NOTE 4 – RELATED PARTY TRANSACTIONS

Brian Weis, the Company’s Chief Operating Officer and his family members own entities which lease premises to AmeriCrew. Amounts paid for related party transactions for the three months ended December 31, 2022 and 2021 are as follows:

Entity	Product	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
29 Aladdin Avenue Realty LLC	Premises Lease	$9,579	$9,579
75 Second Street Realty LLC	Premises Lease	$3,708	$3,708
Mikab Realty LLC	Premises Lease	$3,708	$3,708
Mikab Properties LLC	Premises Lease	$19,500	$—
RR Power Leasing LLC	Equipment	$3,600	$—

On September 30, 2022, the Company received a loan on equipment from Mr. Weis in the amount of $49,200. The Company has agreed to repay this loan over 24 months with 0% interest. The Company has recorded imputed interest expense at the current Applicable Federal Rates ("AFR").

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at the dates indicated:

	December 31, 2022	September 30, 2022
Accounts payable and accrued liabilities:
Accounts payable	$976,668	$1,332,297
Accrued expenses	204,151	320,185
Interest payable	83,246	—
Payroll accrual	79,001	57,379
Sales tax payable	14,378	12,124
Total accounts payable and accrued liabilities	$1,357,444	$1,721,985

NOTE 6 – LEASING ARRANGEMENTS

Mikab leases a commercial building, from Mikab Properties (a related party as described in Note 5), under a 20-year lease beginning October 1, 2009 and ending September 30, 2029, payable in monthly installments of $6,500. Mikab is required to carry insurance and pay for all needed repairs, maintenance and real estate taxes.

There are three other premises Mikab leases that are under five-year lease agreements payable in monthly installments of $3,100 to 29 Aladdin Avenue Realty LLC, $1,200 to 75 Second Street Realty LLC and $1,200 to Mikab Realty LLC. Each has a 3% annual increase for the term of the leases.

The Company has determined that its finance and operating lease right of use assets are valued at $459,833 and $628,490, respectively, as of December 31, 2022. The finance lease liability consists of $156,669 in current obligations and $303,165 non-current. The operating lease liability consists of $148,407 in current obligations and $516,225 non-current. The future minimum lease commitments are as follows as of December 31, 2022:

	Operating	Finance
2023	$182,488	$174,651
2024	149,203	156,501
2025	151,338	79,351
2026	78,000	55,106
2027	78,000	37,862
Thereafter	136,500	1,380
Total	775,529	504,851
Less: imputed interest	110,897	45,017
Present value of remaining lease payments	$664,632	$459,834

The following table summarizes supplemental information related to leases:

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flow from operating leases	$48,510
Operating cash flow from finance leases	41,013

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	240,203

The following summarizes other supplemental information about the Company’s leases:

Weighted-average remaining lease term – operating leases	4.37 years
Weighted-average remaining lease term – finance leases	3.82 years
Weighted-average discount rate – operating leases	5.49%
Weighted-average discount rate – finance leases	5.57%

NOTE 7 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in several financial institutions. Such balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits.

The Company had four major customers, which accounted for 84% of all sales, with the customer with the most sales accounting for 29% of all sales, for the three months ended December 31, 2022. Accounts receivable due from those four customers accounted for 66% of accounts receivable, with the highest concentrated accounting for 26% of accounts receivable, as of December 31, 2022. For the three months ended December 31, 2021, three major customers accounted for 64% of all sales. Accounts receivable due from those three customers accounted for 28% of accounts receivable, with the highest concentrated accounting for 27% of accounts receivable, as of December 31, 2021.

NOTE 8 – FAIR VALUE

These condensed consolidated financial statements are required to disclose the methods used to determine the fair value of financial assets and liabilities based on a hierarchy of three levels of input. Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to the Company as of and during the period.

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

Because of their short-term nature, the amounts reported in the condensed consolidated financial statements for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and loans payable approximated their respective fair values at December 31, 2022 and September 30, 2022.

NOTE 9 - INCOME TAXES

The income tax expense for the three months ended December 31, 2022 and 2021, respectively is $0.

The effective tax rate differs from the statutory Federal rate of 21% primarily because of the change in valuation allowance and the uncertainty of realizing a tax benefit from the Company’s NOLs.

The primary components of the Company's net deferred tax assets and liabilities are as follows:

	December 31, 2022	September 30, 2022
Total Deferred Tax Assets	$743,000	$650,000
Less: Valuation Allowance	$(743,000)	$(650,000)
Net deferred tax asset / (liability)	—	$—

As of December 31, 2022 and September 30, 2022, the Company had approximately $3.5 and $3.1 million, respectively, of NOL carryforwards available to offset future taxable income.  Full valuation allowances have been established for Federal, state and local jurisdictions that reduce the Company’s net deferred tax assets to an amount that will, more likely than not, be realized. The uncertainty that may affect the realization of these assets is the ability of the Company to generate sufficient taxable income from its operations.

NOTE 10 – LOANS PAYABLE - RELATED PARTY

As of December 31, 2022 and September 30, 2022, the balances of loans payable related party were $298,944 and $370,429, respectively, inclusive of bridge loans and short term loans. Bridge loans bear an annualized interest rate of 12%. On December 31, 2022 all loans payable with related parties were amended to grant additional warrants and extend the maturity date to December 31, 2023. The loans payable to related parties are presented net of unamortized discount of approximately $276,000 and $192,000 as of December 31, 2022 and September 30, 2022, respectively:

Individual/Entity	Amount of Note	Due Dates	Number of Warrants
David Unger	$83,790	December 31, 2023	45,750
Earl Scott(1)	$125,548	December 31, 2023	68,550
Brian Weis(2)	$24,450	December 31, 2023	13,350
Lender	$40,934	December 31, 2023	22,350
New Jersey Tower, Inc.(3)	$150,000	December 31, 2023	92,400
RR Power Leasing, LLC(4)	$150,000	December 31, 2023	92,400

(1) Former Chief People Officer and a former director.

(2) Chief Operating Officer and a director.

(3) Brian Weis owns 20% of this entity.

(4) Brian Weis is the managing member of this entity and owns a 2% interest. A trust of which Mr. Weis is one of two trustees.

Warrants issued on December 31, 2021 to holders of the loans were valued at $1.73 - $1.93. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.75 - 1.95
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	1.27%
Annualized volatility	230%

Additional warrants issued on December 31, 2022 to holders of the loans were valued at $1.57. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.59
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	3.94%
Annualized volatility	230%

The warrants had a calculated fair value of approximately $527,000 as of December 31, 2022. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified warrant in the amount of approximately $276,000 in connection with the loans payable to related parties.

NOTE 11 – LOANS PAYABLE - STOCKHOLDER

As of both December 31, 2022 and September 30, 2022, the balance of loans payable to stockholder were $464,078, respectively. The loans bear no interest until maturity on January 1, 2025. Interest after maturity is 10% per annum until fully repaid. The Company recognized imputed interest for the three months ended December 31, 2022 and 2021 of approximately $5,300 and $400 respectively, based on the then current AFR.

NOTE 12 – CONVERTIBLE DEBT AND WARRANTS

During the fourth quarter of 2021, the Company sold $2,485,000 of senior secured convertible notes (the “Notes”) and five-year Class A Warrants to purchase 1,195,354 shares of the Company’s common stock at an exercise price of $1.9032 per share. It also issued 110,342 Placement Agent Warrants to a Placement Agent which contain similar terms to the Class A Warrants except they are exercisable at $2.0935 per share.

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

The Class A Warrants are exercisable for five years from the respective dates of issuance at an exercise price of $1.9032 per share, subject to certain adjustments, including adjustment upon any issuance by the Company of common stock or securities convertible or exercisable into common stock at a Dilutive Price in which event the exercise price will be adjusted to 80% of the Dilutive Price, subject to certain exempt issuances. If at any time after the six-month anniversary of the issuance of the Class A Warrants, there is no effective Registration Statement registering, or no current Prospectus available for, the resale of the shares underlying the Class A Warrants, the holders may exercise the Class A Warrants on a net exercise or cashless basis.

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

Each of the Notes and the Class A Warrants contain a 4.99% beneficial ownership limitation pursuant to which neither may be converted or exercised, as applicable, if and to the extent that following such conversion or exercise the holder would beneficially own more than 4.99% of the Company’s outstanding common stock, subject to increase to 9.99% upon 61 days’ prior written notice by the holder.

In addition, pursuant to the Securities Purchase Agreement, we entered into Registration Rights Agreements with the purchasers, in which we agreed to file a Registration Statement on Form S-1 with the SEC, covering the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the Class A Warrants and to have such Registration Statement declared effective within 90 days thereafter. The Registration Statement was filed with the SEC during February 2022, however we subsequently withdrew the Registration Statement in September, 2022.

The Class A Warrants are equity classified. On the date of issuance, the Class A Warrants had a fair value of approximately $3,900,000 and relative fair value of $1,500,000. Amortization of debt discount over the notes related two-year term has been recorded in interest expense the accompanying condensed consolidated statement of operations. Interest expense with respect to the debt discount amortization was approximately $189,000 and $62,000 for the for the three months ended December 31, 2022 and 2021, respectively. The unamortized debt discount associated with these Class A Warrants was approximately $692,000 and $881,000 as of December 31, 2022 and September 30, 2022, respectively.

The Class A Warrants issued with the December 2021 senior secured convertible notes were valued at $1.73 to $4.92 on the date of issuance. The fair value of each Class A Warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.75 - 4.97
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	0.95 - 1.29%
Annualized volatility	197 - 230%

On September 30, 2022, the Company raised $245,000 of capital in the form of senior secured convertible notes and accompanying Class A and Class B Warrants. The notes pay interest at the rate of 8% and are payable two years after issuance, with due dates ranging from September 2024 to December 2024. The lenders can convert the investment at a rate of $1.9032 per share. The lenders also received Class A or Class B Warrants (together, the "Warrants") to buy common stock of the Company at $1.9032 and $2.50, respectively. These Warrants expire five years from issuance, with expiration dates ranging from September 2027 to December 2027.

The Class B Warrants are exercisable for five years from the respective dates of issuance at an exercise price of $2.50 per share, subject to certain adjustments, including adjustment upon any issuance by the Company of common stock or securities convertible or exercisable into common stock at a Dilutive Price in which event the exercise price will be adjusted to 80% of the Dilutive Price, subject to certain exempt issuances. If at any time after the six-month anniversary of the issuance of the Class B Warrants, there is no effective Registration Statement registering, or no current Prospectus available for, the resale of the shares underlying the Class B Warrants, the holders may exercise the Class B Warrants on a net exercise or cashless basis.

The Warrants issued with the September 2022 senior secured convertible notes were valued at $1.97. The fair value of each Warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$2.00
Exercise (strike) price	$1.90 - 2.50
Time to maturity (in years)	5
Annual risk free rate	4.06%
Annualized volatility	214%

The Warrants issued with the September 2022 senior secured convertible notes had a calculated fair value of approximately $381,000. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified Warrant in the amount of approximately $149,000. The debt discount will be accreted to interest expense over the two-year term of the related convertible notes. Interest expense with respect to the debt discount amortization for the three months ended December 31, 2022 was approximately $19,000. There was no interest accretion in the nine months ended September 30, 2022.

During October 2022 and December 2022, the Company raised $593,000 of capital in the form of senior secured convertible notes and accompanying Class A and Class B Warrants. The notes pay interest at the rate of 8% and are payable two years after issuance, with due dates ranging from October 2024 to December 2024. The lenders can convert the investment at a rate of $1.9032 per share. The lenders also received Class A or Class B Warrants to buy common stock of the Company at $1.9032 and $2.50, respectively. These Warrants expire five years from issuance, with expiration dates ranging from October 2027 to December 2027.

The Warrants issued with the October 2022 and December 2022 senior secured convertible notes were valued at $1.57 to $1.88 on the date of issuance. The fair value of each Warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.59 - 1.90
Exercise (strike) price	$1.90 - 2.50
Time to maturity (in years)	5
Annual risk free rate	3.94 - 4.19%
Annualized volatility	230%

The Warrants issued with the October 2022 and December 2022 senior secured convertible notes had a calculated fair value of approximately $802,000. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified Warrant in the amount of approximately $340,000. The debt discount will be accreted to interest expense over the two-year term of the related convertible notes. Interest expense with respect to the debt discount amortization for the three months ended December 31, 2022 was approximately $13,000.

The following table presents the Company's convertible note maturities:

Maturities of convertible notes payable
Year ending September 30,
2023	$—
2024	2,730,000
2025	593,000
2026	—
2027	—
Thereafter	—
Total principal due	3,323,000
Plus: accrued interest	83,658
Total convertible notes and accrued interest balance due	3,406,658
Less: debt discount	(1,150,101)
Total convertible notes and accrued interest balance	$2,256,557

NOTE 13 – CONTINGENCIES

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the possibility that we are unable to raise capital as and when needed, the ongoing impact of COVID-19, supply chain shortages and inflation and the Federal Reserve’s interest rate increases in response, the banking crisis and its impact on our capital raising efforts, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Transition Report on Form 10-KT for the transition period ended September 30, 2022 originally filed on January 30, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

Prior to the Acquisition in August 2021, the Company was a shell company with no operations. Following the Acquisition, we provide specialty infrastructure contracting services to market participants in the telecommunications and clean energy industries throughout the United States. A proportion of our workforce is staffed through a unique in-house program through which we hire and train military veterans to provide construction and maintenance services to our customers, and we also hire employees with skill and experience in our fields and use third party independent contractors for our operations.

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

Costs of Revenue, Excluding Depreciation. Costs of revenue, excluding depreciation, consists principally of salaries, employee incentives and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project profit or loss is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates. Estimated losses on contracts, or the excess of estimated costs to complete a contract over the contract’s remaining revenue, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, excluding depreciation, include:

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

General and Administrative Expense. General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits, insurance and risk management, legal, financial and other professional fees, facilities upkeep, information technology services and executive functions. General and administrative expenses also include outside professional and accounting fees, expenses associated with information technology used in administration of the business, acquisition costs, including those related to acquisition integration, and, from time to time, certain restructuring charges.

Interest Income or Expense. Interest expense consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs, non-cash interest expense associated with the fair value of warrants treated as a debt discount and other interest expense, including interest expense related to financing arrangements. Interest expense is offset by interest earned on cash and other investments.

Other Income or Expense. Other income or expense consists primarily of gains or losses from sales, disposals of, or changes in estimated recoveries from assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Revenue

For the three months ended December 31, 2022 and 2021, the Company’s revenue was $3,778,706 and $1,769,485, respectively. The increase in revenue between periods was primarily attributable to increasing workflow from existing clients and adding new clients throughout calendar the year.

Cost of Revenue

For the three months ended December 31, 2022 and 2021, the Company’s cost of revenue was $2,420,127 and $1,361,415, respectively. The Company’s gross profit margins were approximately 36% and 23% for the three months ended December 31, 2022 and 2021, respectively. The increase in gross profit margin between periods was primarily due to the increase of new business that had higher margins as compared to legacy customers.

Operating Expenses

For the three months ended December 31, 2022 and 2021, the Company had operating expenses of $1,215,834 and $1,793,105, respectively. Operating expenses increased in correlation with our increase in revenue.

Operating Income (loss)

For the Three Months Ended December 31, 2022, the Company had operating income of $142,745, relative to an operating loss of $1,385,035 for the three months ended December 31, 2021.

Interest Expense

For the three months ended December 31, 2022 and 2021, the Company’s interest expense was $584,822 and $78,126, respectively. The increase in interest expense between periods was primarily due to the addition of new leases and interest paid on convertible notes throughout a 12 month period.

Recapitalization Expenses

For the three months ended December 31, 2021, the Company incurred non-recurring costs associated with Acquisition of $239,721, which were not incurred in 2022.

Net Income

For the Three Months Ended December 31, 2022, the Company had a net loss of $442,077, relative to a net loss of $1,702,882 for the three months ended December 31, 2021 primarily due to the increase in revenue and improved margins.

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

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the three months ended December 31, 2022, net cash used in operating activities was $574,178, compared to net cash used in operating activities of $1,647,444 for the three months ended December 31, 2021. The decrease in cash used in operating activities for the 2022 period as compared to the 2021 period was primarily attributable to the elimination of costs associated with raising capital as well as non-recurring merger costs.

Cash Flows from Investing Activities:

Our net cash used in investing activities was $105,819 and $0 for the three months ended December 31, 2022 and 2021, respectively. The increase in cash used in investing activities is due to the acquisition of fixed assets during the three months ended December 31, 2022.

Cash Flows from Financing Activities:

For the three months ended December 31, 2022, the net cash provided by financing activities was $649,503 primarily consisting of proceeds from the issuance of convertible notes, net of repayments of loans payable. For the three months ended December 31, 2021, net cash provided by financing activities was $2,313,871 consisting primarily of proceeds from loans and notes payable, net of repayments of loans payable.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12 months following the date of these financial statements.

Because Americrew does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about Americrew’s ability to continue as a going concern. Therefore, Americrew will need to raise additional funds and is currently exploring alternative sources of financing. Historically, Americrew raised capital through private placements of convertible debt and obtaining some short-term loans from related parties to finance its working capital needs and anticipate attempting to raise capital through similar or alternative means in the future. Specifically, we anticipate raising the additional funds to meet our financial obligations, working capital and growth capital requirements which will likely require us to issue equity linked  and/or debt securities which will be dilutive to our current stockholders and/or could impose restrictions on our future operating and financing activities, and there can be no assurance that the Company will be successful in raising future capital on favorable terms or at all. See “Item 1A. - Risk Factors” for more information on the risks we face with respect to our operational and financing activities, outstanding securities, and need for additional capital to continue and grow our operations and meet our financial obligations as and when they come due.

The Company had approximately $322,967 in cash on hand as of April 11, 2023. We will need to raise additional capital to fund our operations for the next 12 months. The $2,485,000 of 2021 Notes mature between October 4, 2023 and December 30, 2023.

Our liquidity is primarily derived from financing transactions and revenue from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next 12 months.

We are reliant upon completing one or more securities offerings in the future to continue our operations as planned and to meet our financial obligations. Because we were only able to raise $2,485,000 of the up to $15,000,000 sought in our prior private placement offerings which closed on December 31, 2021, we require additional capital to meet our financial obligation and working capital requirements for the next 12 months. To this end, we launched a second offering of $7,000,000 of convertible notes and warrants in August 2022, of which $838,000 was raised in 2022; and this offering expired on March 31, 2023. We will therefore require additional capital in order to execute our business plan. Summaries of our recent financings are provided below and in Notes 2 and 10 - 12 to the accompanying financial statements contained in this Report, which summaries are incorporated herein by reference.

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

Other than paying our debt obligations as they come due, the Company intends to utilize any available cash primarily for its continued operations and organic growth. However, in order to execute our business plan, we will need to raise additional capital. In the furtherance of these efforts, the Company raised $838,000 in 2022 by issuing secured convertible promissory notes and five-year Class A and Class B warrants exercisable into our common stock at an exercise price $1.9032 per share and $2.50 per share, respectively.

We anticipate raising the additional funds to meet our financial obligations, working capital and growth capital requirements which will likely require us to issue debt securities which will be dilutive to our current stockholders and/or could impose restrictions on our future operating and financing activities. There can be no assurance that the Company will be successful in raising future capital. See “Risk Factors” for more information on the risks we face with respect to our operational and financing activities, outstanding securities, and need for additional capital to continue and grow our operations and meet our financial obligations as and when they come due.

Related Party Bridge Loans and Accompanying Notes and Warrants

During the period from May 27 through August 11, 2021, certain insiders (the “Related Party Lenders”) made a total of $651,649 of bridge loans to the Company. These loans are evidenced by promissory notes which bear interest at 12% to 15% per annum and were originally due upon the earlier of the closing of the Acquisition or September 1, 2021. The Company also issued Warrants in connection with the bridge loans. The Related Party Lenders agreed to defer payment until the closing of the first financing following the closing of the Acquisition, and subsequently agreed to modify the bridge notes, the effect of which was to extend the indebtedness’ due date into 2023. For more information about these related party notes and warrants, see "Note 12 – Loans Payable - Related Party."

Acquisition Strategy

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies. Additionally, our inability to raise sufficient proceeds from our private placement offerings in late 2021 and 2022 has hindered our ability to pursue acquisitions as planned and will likely delay our acquisition efforts in 2023 and beyond, particularly given our financial obligations under the related party bridge notes and Notes which extend into late 2023.

Impact of COVID-19

The effects of the COVID-19 pandemic continue to impact certain aspects and geographies of the global economy due to supply chain, production and other logistical disruptions. While we continued to operate as a provider of essential services from the onset of the pandemic, during the course of the pandemic our operations and financial results were adversely impacted by governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments. The longer-term implications of the COVID-19 pandemic on our financial performance remain uncertain and variable in the current economic environment including rising interest and inflation rates.

We continue to monitor governmental vaccination and testing standards, or requirements related to COVID-19, as well as certain standards and guidance for preventing the spread of COVID-19. While the impact of these standards lessened beginning in 2022, we continue to monitor changes in these standards that may impact our business.

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

Customers are billed as work is completed and accepted. Extended contracts are billed in segments as completed. The amount of unbilled work in process at the end of a period is immaterial to the financial statements taken as a whole. If a contract has been completed and accepted but not billed at the end of the year, the contract price is accrued as sales in the period completed.

Convertible Notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received among freestanding instruments according to ASC 470, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock and the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes Merton option-pricing model. Convertible notes are subsequently carried at amortized cost. The fair value of warrants is recorded as additional paid-in capital, with a corresponding debt discount from the face amount of the convertible notes.

The discounts on the convertible notes, consisting of amounts ascribed to warrants are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluations as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brian Weis, who is presently serving as our President and Chief Operating Officer (principal executive officer) and Mr. Ross DiMaggio, who is presently serving as our Chief Financial Officer (principal financial officer), have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

See our Transition Report on Form 10-KT filed on January 30, 2023 for a description of the principal risks and uncertainties we and our investors face.

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

P. Kelley Dunne, our former Chief Executive Officer and a current director, beneficially owns 4,825,800 shares representing 30.6% of the Company’s issued and outstanding common stock, without giving effect to any conversions or exercises of outstanding derivative securities. This includes 1,856,077 shares held by Novation Enterprises, LLC (“Novation”), an entity which Mr. Dunne controls. Novation has outstanding obligations estimated to be over $1 million payable to a third party under a Royalty Agreement which are past due, although the third party agreed to forbear the enforcement of its rights arising from the defaults until September 30, 2022, subject to certain conditions including the payment by Novation of $45,000. We have no information on what occurred on or after September 30, 2022 but believe the default still exists. In addition, Mr. Dunne and Novation pledged their shares of the Company’s common stock to secure the payment of the obligations. If Novation is unable to repay its obligations and otherwise comply with the terms of the forbearance agreement or reach another accommodation with the third party by the termination date of the forbearance agreement, the third party could sue Novation and Mr. Dunne. If the third party is successful in asserting a claim against Mr. Dunne, it may become the owner of Mr. Dunne’s pledged shares in the Company as well as those held by Novation. Such a development would result in a change of control of the Company, which could materially adversely affect our ability to take certain corporate actions, or could otherwise result in adverse consequences to the Company and its stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 24, 2023, the Company’s Board of Directors approved, and the Company entered into an agreement providing for P. Kelley Dunne, the Company’s then Chief Executive Officer, to resign as Chief Executive Officer and become Executive Chairman as well as resigning from all other positions with the Company, except he remains a director. The Executive Chairman position has no duties or authority to bind the Company or any subsidiary, and is instead focused on the pursuit of capital raising, strategic partnerships, marketing and certain other efforts for the Company and its subsidiaries in an advisory capacity. As a result of the foregoing, the position of Chief Executive Officer became vacant, and Brian Weis, the Company’s Chief Operating Officer, was appointed President and is the Company’s senior executive officer. A description of Mr. Weis’ five-year business experience and compensatory arrangements are set forth in the Company’s Amendment No. 3 to the Transition Report on Form 10-KT/A filed on March 1, 2023.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into Americrew, Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
10.1	Securities Purchase Agreement*	8-K	10/6/22	10.1
10.2	Form of Secured Convertible Promissory Note	8-K	10/6/22	10.2
10.3	Form of Class A Warrant	8-K	10/6/22	10.3
10.4	Form of Class B Warrant	8-K	10/6/22	10.4
10.5	Form of Guaranty Agreement	8-K	10/6/22	10.5
10.6	Form of Registration Rights Agreement	8-K	10/6/22	10.6
10.7	AmeriCrew Inc. 2022 Equity Incentive Plan**	8-K	12/19/22	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

* **

Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

Represents management contracts or compensatory plan or arrangement.

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

AMERICREW, INC.

Date: April 17, 2023	By:	/s/ Brian Weis
Brian Weis
President (Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer
(Principal Financial Officer)

