Form 10-Q
period 2023-03-31
AmeriCrew Inc.
filed 2023-05-16
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2023

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

As of May 12, 2023, the issuer had 15,784,424 shares of its common stock, $0.001 par value per share, outstanding.

AMERICREW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$80,150	$380,845
Accounts receivable - net of allowance for doubtful accounts	2,551,621	1,815,003
Prepaid and other current assets	191,902	659,726
Total current assets	2,823,673	2,855,574

Fixed assets, net	240,297	160,088
Operating leases right of use assets	581,550	694,734
Finance leases right of use assets	421,452	259,253
Total assets	$4,066,972	$3,969,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,071,846	$1,721,985
Loans payable - insurance	125,065	380,799
Loans payable - equipment - current	10,993	—
Loans payable - equipment, related party - current	30,750	24,600
Notes payable - related party, net of debt discount of $206,834 at March 31, 2023	367,888	—
Convertible notes payable, net of debt discount of $900,179 at March 31, 2023 and $1,030,041 at September 30, 2022	2,422,821	1,699,959
Convertible note payable - accrued interest	123,118	143,555
Operating lease liability	138,607	140,516
Finance lease liability	158,788	44,219
Total current liabilities	4,449,876	4,155,633

Long-term liabilities:
Notes payable - related party, net of debt discount of $192,000 at September 30, 2022	—	370,429
Operating lease liability - non-current	486,227	560,068
Finance lease liability - non-current	262,664	209,182
Loans payable - equipment	26,566	—
Loans payable - stockholder	464,078	464,078
Loans payable - equipment, related party	12,300	24,600
Total liabilities	5,701,711	5,783,990
Contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,784,424 and 15,764,424 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	15,784	15,764
Additional paid-in capital	2,655,858	1,983,201
Accumulated deficit	(4,306,381)	(3,813,306)
Total stockholders' deficit	(1,634,739)	(1,814,341)
Total liabilities and stockholders' deficit	$4,066,972	$3,969,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022 Restated	2023	2022
Revenues	$3,775,347	$1,943,778	$7,554,054	$3,713,263

Cost of revenues, exclusive of depreciation	2,333,061	1,446,364	4,752,956	2,807,779

Operating expenses:
General and administrative expenses	1,033,596	613,278	2,240,500	2,398,067
Depreciation	16,449	8,315	25,610	16,631
Total operating expenses	1,050,045	621,593	2,266,110	2,414,698

Operating income (loss)	392,241	(124,179)	534,988	(1,509,214)

Interest expense	443,239	248,754	1,028,063	326,880
Recapitalization expenses	—	—	—	239,721
Net loss	$(50,998)	$(372,933)	$(493,075)	$(2,075,815)

Loss per common share (Note 4):
Basic	$0.00	$(0.02)	$(0.03)	$(0.24)
Diluted	$0.00	$(0.02)	$(0.03)	$(0.24)

Weighted-average number of common shares outstanding:
Basic	15,777,757	15,764,424	15,771,017	8,792,584
Diluted	15,777,757	15,764,424	15,771,017	8,792,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of 9/30/2022	15,764,424	$15,764	—	$—	$1,983,201	$(3,813,306)	$(1,814,341)
Issuance of equity warrants	—	—	—	—	616,059	—	616,059
Imputed interest - equity contribution	—	—	—	—	5,827	—	5,827
Net loss for the three months ended December 31, 2022	—	—	—	—	—	(442,077)	(442,077)
Balance as of 12/31/2022	15,764,424	$15,764	—	$—	$2,605,087	$(4,255,383)	$(1,634,532)
Stock-based compensation	20,000	20	—	—	44,980	—	45,000
Imputed interest - equity contribution	—	—	—	—	5,791	—	5,791
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(50,998)	(50,998)
Balance as of 3/31/2023	15,784,424	$15,784	—	$—	$2,655,858	$(4,306,381)	$(1,634,739)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of 9/30/2021	290,340	$290	3,094,000	$3,094	$88,336	$(879,330)	$(787,610)
Capital stock of deconsolidated company	—	—	—	—	(10,100)	—	(10,100)
Conversion of Phone Brazil international equity	—	—	—	—	(17,550)	—	(17,550)
Conversion of preferred stock	15,474,084	15,474	(3,094,000)	(3,094)	(12,380)	—	—
Issuance of equity warrants	—	—	—	—	1,768,354	—	1,768,354
Net loss for the three months ended December 31, 2021	—	—	—	—	—	(1,702,882)	(1,702,882)
Balance as of 12/31/2021	15,764,424	$15,764	—	$—	$1,816,660	$(2,582,212)	$(749,788)
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(372,933)	(372,933)
Balance as of 3/31/2022 (Restated)	15,764,424	$15,764	—	$—	$1,816,660	$(2,955,145)	$(1,122,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(493,075)	$(2,075,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,610	16,631
Amortization of operating right of use assets	113,184	—
Amortization of finance right of use assets	78,004	—
Non-cash interest associated with amortization of debt discounts	731,087	326,016
Stock-based compensation	45,000	—
Changes in operating assets and liabilities:
Accounts receivable	(736,618)	(426,404)
Prepaid expenses and other current assets	467,824	301,691
Accounts payable and accrued liabilities	(650,139)	(553,675)
Other current liabilities	(20,437)	638,210
Operating lease liabilities	(75,750)	—
Financing lease liabilities	(72,152)	—
Net cash used in operating activities	(587,462)	(1,773,346)

Cash flows from investing activities:
Acquisition of fixed assets	(105,819)	—
Net cash used in investing activities	(105,819)	—

Cash flows from financing activities:
Repayment of loans payable	(218,534)	(345,093)
Proceeds from related party loan	18,120	7,559
Proceeds from convertible notes	593,000	2,485,000
Premiums paid for stockholders’ life insurance	—	(23,435)
Net cash provided by financing activities	392,586	2,124,031

Net increase / (decrease) in cash	(300,695)	350,685
Cash at beginning of period	380,845	55,025
Cash at end of period	$80,150	$405,710

Supplemental disclosures:
Interest paid	158,749	13,046
Income taxes paid	—	1,875
Right of use assets obtained in exchange for new finance lease liabilities	240,203	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Change in Fiscal Year

We changed our fiscal year-end from December 31 to September 30, effective September 30, 2022. Our results of operations, cash flows, and all transactions impacting shareholders deficit presented in this Form 10-Q are for the three and six months ended March 31, 2023 and 2022, unless otherwise noted.

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

AmeriCrew and Mikab (together, the "Company") are each service companies engaged in the business of building a national infrastructure involving the installation of rural wireless telecommunication cables, upgrading wireless communications towers and other above-ground infrastructure and, going forward, providing planning, installation, maintenance and upgrade services with respect to electronic vehicle (EV) charging stations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these financial statements are issued.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements of convertible debt and warrants and obtaining short-term loans from related parties, to finance working capital needs, and may attempt to raise capital through the sale of common stock or other securities and obtaining additional loans from related parties. There can be no assurance that the Company will be successful in raising future capital.

The Company had $67,226 in cash on hand as of May 12, 2023. The Company will need to raise additional capital to fund its operations for the next twelve months and to repay its short-term debt and the convertible promissory notes. A total of $2,485,000 of the senior secured promissory notes mature between October 4, 2023, and December 30, 2023 and a total of $838,000 of the senior secured promissory notes mature between September 30, 2024 and December 29, 2024. In addition, the Company owes $464,078 to the estate of a family member of its Chief Operating Officer which is due January 1, 2025.

Our liquidity is primarily derived from financing transactions and revenue from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next twelve months.

The Company is reliant upon completing one or more securities offerings in the future to continue its operations as planned and to meet its financial obligations as they become due. Because the Company was only able to raise $2,485,000 of the up to $15,000,000 sought in its prior private placement offerings which closed as of December 31, 2021, the Company launched a second offering of $7 million of convertible notes and warrants in August 2022, of which $838,000 was raised in 2022; this second offering expired on March 31, 2023. We will therefore require additional capital in order to execute our business plan.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their full collectible value less an allowance for doubtful accounts for any receivables over six months old or which was deemed doubtful of collection. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. From time to time, the Company uses its non-recourse factor arrangement to receive advances on approved invoices.

	March 31, 2023	September 30, 2022
Accounts Receivable – Total	$2,616,621	$1,880,003
Less: Allowance for Doubtful Accounts	(65,000)	(65,000)
Accounts Receivable – Net	$2,551,621	$1,815,003

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2019, using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018, has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to the adoption of ASC 606 aligned with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity in 2019.

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

Fixed assets, net

Fixed assets are carried at cost. Depreciation of the fixed assets is calculated on the straight-line method over estimated useful lives of five to fifteen years. Trucks and automobiles have estimated useful lives of seven to fifteen years, equipment has estimated useful lives of five to fifteen years and improvements have estimated useful lives of five to ten years.

	March 31, 2023	September 30, 2022
Trucks and automobiles	$581,377	$867,388
Equipment	213,447	293,543
Improvements	381,300	381,300
Total fixed assets	1,176,123	1,542,231
Less: accumulated depreciation	(935,827)	(1,382,143)
Fixed assets, net	$240,297	$160,088

Depreciation expense related to fixed assets amounted to approximately $25,600 and $16,600 for the six months ended March 31, 2023 and 2022, respectively.

The Company reviews its long-lived assets, consisting of fixed assets, for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be unrecoverable, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. No impairment expenses were recorded for the three or six months ended March 31, 2023 and March 31, 2022.

Recapitalization Expenses

For the six months ended March 31, 2022, the Company recognized non-recurring costs, associated with the merger transaction described above, of approximately $240,000.

Income (Loss) per Share

We compute basic income (loss) per common share by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. We compute diluted income (loss) per common share by dividing net income (loss) available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of warrants, and (3) the dilutive effect of other potentially dilutive securities. We exclude the potential dilutive effect of warrants and convertible instruments from the determination of diluted income (loss) per common share if the effect of including them would be antidilutive.

Income Tax

As a result of the stock transactions on August 12, 2021, the Company Subchapter S election has been terminated. As of that date forward the Company is be treated as a taxable C corporation. Separate short year tax returns for S and C Corporations were required to be filed for 2021.

The Company is a C Corporation for federal income tax purposes. Income taxes include U.S. federal, state, and local taxes, and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. These differences are primarily related to the allowance for doubtful accounts, prepaid expenses, and various accruals. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the years that include the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Deferred tax assets and liabilities are aggregated and shown as a net non-current amount on the accompanying consolidated balance sheet.

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

The Company evaluates all significant tax positions. As of March 31, 2023, the Company does not believe that it has any significant tax positions that would result in additional tax liability, nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

The Company’s policy is to include interest and penalties, if any, within the provision for taxes in the consolidated statement of operations. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

The Company’s income tax returns are subject to examination by appropriate taxing authorities. As of March 31, 2023, the Company’s federal and state income tax returns for 2021 remain open.

New Accounting Standards

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees are required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard was effective for AmeriCrew in the annual reporting period beginning after December 31, 2021. The new standard was adopted as of January 1, 2022, using the modified retrospective approach. As of March 31, 2023, a right of use operating lease asset of $581,550, a right of use finance lease asset of $421,452, an operating lease liability of $624,834 and a finance lease liability of $421,452 are recorded on the Company’s consolidated financial statements.

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

NOTE 3 - Restatement

As result of errors identified in our previously filed consolidated financial statements for the year ended December 31, 2021, and our previously filed interim condensed consolidated financial statements for the three month period ended March 31, 2021, we have restated our prior condensed consolidated financial statements. Those errors and restatements are as follows. We corrected interest expense for the three months ended March 31, 2022, related to the valuation of warrants issued with notes payable and convertible debt. We also corrected certain clerical errors and presentation items in our condensed consolidated statement or operations and statement of changes in equity, for the three months ended March 31, 2022. Those are summarized as follows:

	As Reported	Restatement Adjustment	As Restated
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2022
Interest Expense	$—	$248,754	$248,754
Net Loss	(134,180)	(238,753)	(372,933)
Loss Per Share	$(0.01)	$(0.01)	$(0.02)
Condensed Consolidated Statement of Stockholder's Deficit
As of December 31, 2021
Additional Paid in Capital	(139,966)	1,956,626	1,816,660
Accumulated Deficit	(2,257,020)	(325,192)	(2,582,212)
Total Deficit	(2,381,222)	1,631,434	(749,788)
For the Three Months Ended March 31, 2022
Net Loss	(134,180)	(238,753)	(372,933)
As of March 31, 2022
Additional Paid in Capital	(139,966)	1,956,626	1,816,660
Accumulated Deficit	(2,391,200)	(563,945)	(2,955,145)
Total Deficit	(2,515,402)	1,392,681	(1,122,721)

NOTE 4 - LOSS PER SHARE

The following table set forth the computation of the Company’s basic and dilutive loss per common share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(50,998)	$(372,933)	$(493,075)	$(2,075,815)
Net loss attributable to common shareholders	(50,998)	(372,933)	(493,075)	(2,075,815)
Denominator:
Basic weighted average common shares outstanding	15,777,757	15,764,424	15,771,017	8,792,584
Basic loss per common share	$0.00	$(0.02)	$(0.03)	$(0.24)
Diluted:
Weighted average common shares outstanding	15,777,757	15,764,424	15,771,017	8,792,584
Effect of potentially dilutive common stock equivalents	—	—	—	—
Diluted weighted-average common shares outstanding	15,777,757	15,764,424	15,771,017	8,792,584
Diluted loss per common share	$0.00	$(0.02)	$(0.03)	$(0.24)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Convertible senior debt	1,968,989	1,305,696	1,968,989	1,305,696
Outstanding warrants on common stock	2,624,451	1,626,358	2,624,451	1,626,358
Total	4,593,440	2,932,054	4,593,440	2,932,054

NOTE 5 – RELATED PARTY TRANSACTIONS

Brian Weis, the Company’s Chief Operating Officer and his family members own entities which lease premises to AmeriCrew. Amounts paid for related party transactions for the six months ended March 31, 2023 and 2022 are as follows:

Entity	Product	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
29 Aladdin Avenue Realty LLC	Premises Lease	$29,024	$18,879
75 Second Street Realty LLC	Premises Lease	$11,235	$7,308
Mikab Realty LLC	Premises Lease	$11,235	$7,308
Mikab Properties LLC	Premises Lease	$58,500	$26,993
RR Power Leasing LLC	Equipment	$10,908	$60,000

Entity	Product	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
29 Aladdin Avenue Realty LLC	Premises Lease	$19,445	$9,300
75 Second Street Realty LLC	Premises Lease	$7,527	$3,600
Mikab Realty LLC	Premises Lease	$7,527	$3,600
Mikab Properties LLC	Premises Lease	$39,000	$26,993
RR Power Leasing LLC	Equipment	$7,308	$60,000

On September 30, 2022, the Company received a loan on equipment from Mr. Weis in the amount of $49,200. The Company has agreed to repay this loan over 24 months with 0% interest. The Company has recorded imputed interest expense at the current Applicable Federal Rates ("AFR").

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at the dates indicated:

	March 31, 2023	September 30, 2022
Accounts payable and accrued liabilities:
Accounts payable	$842,557	$1,332,297
Accrued expenses	—	320,185
Interest payable	99,991	—
Payroll accrual	129,298	57,379
Sales tax payable	—	12,124
Total accounts payable and accrued liabilities	$1,071,846	$1,721,985

NOTE 7 – LEASING ARRANGEMENTS

Mikab leases a commercial building, from Mikab Properties (a related party as described in Note 5), under a 20-year lease beginning October 1, 2009 and ending September 30, 2029, payable in monthly installments of $6,500. Mikab is required to carry insurance and pay for all needed repairs, maintenance and real estate taxes.

There are three other premises Mikab leases that are under five-year lease agreements payable in monthly installments of approximately $3,300 to 29 Aladdin Avenue Realty LLC, approximately $1,300 to 75 Second Street Realty LLC and approximately $1,300 to Mikab Realty LLC. Each has a 3% annual increase for the term of the leases.

The Company has determined that its finance and operating lease right of use assets are valued at $421,452 and $581,550, respectively, as of March 31, 2023. The finance lease liability consists of $158,788 in current obligations and $262,664 non-current. The operating lease liability consists of $138,607 in current obligations and $486,227 non-current. The future minimum lease commitments are as follows as of March 31, 2023:

	Operating	Finance
Remainder of 2023	$133,358	$130,232
2024	149,203	156,502
2025	151,338	79,352
2026	78,000	55,107
2027	78,000	37,862
Thereafter	136,500	1,380
Total	726,399	460,435
Less: imputed interest	101,565	38,983
Present value of remaining lease payments	$624,834	$421,452

The following table summarizes supplemental information related to leases for the three and six months ended March 31, 2023 and 2022:

Cash paid for amounts included in the measurements of lease liabilities:	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Operating cash flow from operating leases	$97,637	$146,147
Operating cash flow from finance leases	$80,325	$121,338

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$—	$240,203

Cash paid for amounts included in the measurements of lease liabilities:	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Operating cash flow from operating leases	$48,345	$73,095
Operating cash flow from finance leases	$9,624	$14,489

The following summarizes other supplemental information about the Company’s leases as of March 31, 2023:

Weighted-average remaining lease term – operating leases	4.37 years
Weighted-average remaining lease term – finance leases	3.82 years
Weighted-average discount rate – operating leases	5.49%
Weighted-average discount rate – finance leases	5.57%

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in several financial institutions. Such balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits.

The Company had four major customers, which accounted for 84% of all sales, with the customer with the most sales accounting for 29% of all sales, for the six months ended March 31, 2023. Accounts receivable due from those four customers accounted for 74% of accounts receivable, with the highest concentrated accounting for 22% of accounts receivable, as of March 31, 2023. For the six months ended March 31, 2022, two major customers accounted for 69% of all sales. Accounts receivable due from those two customers accounted for 44% of accounts receivable, with the highest concentrated accounting for 30% of accounts receivable, as of March 31, 2022.

The Company had four major customers, which accounted for 84% of all sales, with the customer with the most sales accounting for 29% of all sales, for the three months ended March 31, 2023. Accounts receivable due from those four customers accounted for 74% of accounts receivable, with the highest concentrated accounting for 22% of accounts receivable, as of March 31, 2023. For the three months ended March 31, 2022, three major customers accounted for 76% of all sales. Accounts receivable due from those three customers accounted for 60% of accounts receivable, with the highest concentrated accounting for 30% of accounts receivable, as of March 31, 2022.

NOTE 9 – FAIR VALUE

The Company is required to disclose, in the condensed consolidated financial statements, the methods used to determine the fair value of financial assets and liabilities based on a hierarchy of three levels of input. Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to the Company as of and during the period.

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

Because of their short-term nature, the amounts reported in the condensed consolidated financial statements for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and loans and notes payable approximated their respective fair values at March 31, 2023 and September 30, 2022.

NOTE 10 - INCOME TAXES

The income tax expense for the three and six months ended March 31, 2023 and 2022, respectively is $0.

The effective tax rate differs from the statutory Federal rate of 21% primarily because of the change in valuation allowance and the uncertainty of realizing a tax benefit from the Company’s Net Operating Losses (NOLs).

The primary components of the Company's net deferred tax assets and liabilities are as follows:

	March 31, 2023	September 30, 2022
Total Deferred Tax Assets	$743,000	$650,000
Less: Valuation Allowance	$(743,000)	$(650,000)
Net deferred tax asset / (liability)	—	$—

As of March 31, 2023 and September 30, 2022, the Company had approximately $3.5 million and $3.1 million, respectively, of federal NOL carryforwards available to offset future taxable income.  Full valuation allowances have been established for Federal, state and local jurisdictions that reduce the Company’s net deferred tax assets to an amount that will, more likely than not, be realized. The uncertainty that may affect the realization of these assets is the ability of the Company to generate sufficient taxable income from its operations.

NOTE 11 – NOTES AND LOANS PAYABLE - RELATED PARTY

Notes Payable - Related Party

As of March 31, 2023 and September 30, 2022, the balances of notes payable related party were $367,888 and $370,429, respectively, inclusive of bridge loans and short term loans. Bridge loans bear an annualized interest rate of 12%. On December 31, 2022 all notes payable with related parties were amended to grant additional warrants and extend the maturity date to December 31, 2023. The notes payable to related parties are presented net of unamortized discount of approximately $207,000 and $192,000 as of March 31, 2023 and September 30, 2022, respectively.

Individual/Entity	Amount of Note	Due Dates	Number of Warrants
David Unger	$83,790	December 31, 2023	45,750
Earl Scott(1)	$125,548	December 31, 2023	68,550
Brian Weis(2)	$24,450	December 31, 2023	13,350
Lender	$40,934	December 31, 2023	22,350
New Jersey Tower, Inc.(3)	$150,000	December 31, 2023	92,400
RR Power Leasing, LLC(4)	$150,000	December 31, 2023	92,400

(1) Former Chief People Officer and director.

(2) Chief Operating Officer and a director.

(3) Brian Weis owns 20% of this entity.

(4) Brian Weis is the managing member of this entity and owns a 2% interest. A trust of which Mr. Weis is one of two trustees.

Warrants issued on December 31, 2021 to holders of the notes were valued at $1.73 - $1.93. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.75 - 1.95
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	1.27%
Annualized volatility	230%

Additional warrants issued on December 31, 2022 to holders of the notes were valued at $1.57. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.59
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	3.94%
Annualized volatility	230%

The additional warrants had a calculated fair value of approximately $527,000 at issuance, as of December 31, 2022. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified warrant in the amount of approximately $276,000 in connection with the notes payable to related parties. Amortization of the discount in connection with the related party notes was $68,945 for the three months ended March 31, 2023. As of March 31, 2023, the remaining unamortized discount associated with the notes was $206,834.

Loans Payable - Equipment, Related Party

As of March 31, 2023 and September 30, 2022, the balances of equipment loans payable with a related party were $43,050 and $49,200, respectively, of which $30,750 and $24,600 was classified as a current liability as of March 31, 2023 and September 30, 2022, respectively. The Company has agreed to repay this loan over 24 months with 0% interest, maturing in September 2024. The Company has recorded imputed interest expense at the current AFR of approximately $500 and $1,100 for the three and six months ended March 31, 2023, respectively.

During the six months ended March 31, 2023 and 2022, the Company received proceeds from related party loans of approximately $18,100 and $7,600, respectively.

NOTE 12 – LOANS PAYABLE

Loans Payable - Stockholder

As of both March 31, 2023 and September 30, 2022, the balance of loans payable to stockholder were $464,078. The loans bear no interest until maturity on January 1, 2025. Interest after maturity is 10% per annum until fully repaid. The Company recognized imputed interest for the three months ended March 31, 2023 and 2022 of approximately $5,300 and $1,100, respectively, based on the then current AFR. The Company recognized imputed interest for the six months ended March 31, 2023 and 2022 of approximately $10,600 and $2,300, respectively.

Loans Payable - Insurance

As of March 31, 2023 and September 30, 2022, the balance of loans payable insurance was $125,065 and $380,799, respectively, all of which is classified as a current liability. The total balance is comprised of two loans, maturing in July and August of 2023, respectively. The loans have an effective interest rate of 6.1% and 5.6%, respectively.

Loans Payable - Equipment

On February 16, 2023, the Company financed an equipment purchase of $38,475 with NREF, a non-related party. As of March 31, 2023, the balance of the loans payable equipment was $26,566. The loans payable equipment has payments of approximately $1,300 due monthly until maturity in July 2026, with an effective interest rate of approximately 13%.

During the six months ended March 31, 2023 and 2022, the Company made repayments of loans payable of approximately $219,000 and $345,000, respectively.

NOTE 13 – CONVERTIBLE DEBT AND WARRANTS

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

Our obligations under the Notes are secured by a first priority lien on all of our assets and those of our wholly owned subsidiaries pursuant to a Security Agreement, dated October 5, 2021 by and among the Company, our wholly owned subsidiaries, Mikab and Americrew Holdings, LLC, the noteholders, and Westpark Capital, Inc. (“West Park”), as agent for the secured parties. Our obligations under the Notes are also guaranteed by our subsidiaries. The Company and our wholly owned subsidiaries, entered into a Guaranty Agreement, dated October 5, 2021.

The Notes also contain customary negative covenants prohibiting the Company from certain actions while the Notes remain outstanding.

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

In addition, pursuant to the Securities Purchase Agreement, we entered into Registration Rights Agreements with the purchasers, in which we agreed to file a Registration Statement on Form S-1 with the SEC, covering the resale of the shares of common stock issuable upon conversion of the Notes and exercise of the Class A Warrants and to have such Registration Statement declared effective within 90 days thereafter. The Registration Statement was filed with the SEC during February 2022, and withdrawn in September 2022.

The Class A Warrants are equity classified. On the date of issuance, the Class A Warrants had a fair value of approximately $3,900,000 and relative fair value of $1,500,000. Amortization of debt discount over the notes related two-year term has been recorded in interest expense the accompanying condensed consolidated statement of operations. Interest expense with respect to the debt discount amortization was approximately $189,000 and $189,000 for the three months ended March 31, 2023 and 2022, respectively. Interest expense with respect to the debt discount amortization was approximately $378,000 and $249,000 for the six months ended March 31, 2023 and 2022, respectively. The unamortized debt discount associated with these Class A Warrants was approximately $503,000 and $881,000 as of March 31, 2023 and September 30, 2022, respectively.

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

The Warrants issued with the September 2022 senior secured convertible notes had a calculated fair value of approximately $381,000. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified Warrant in the amount of approximately $149,000. The debt discount will be accreted to interest expense over the two-year term of the related convertible notes. Interest expense with respect to the debt discount amortization for the three months ended March 31, 2023 was approximately $19,000. Interest expense with respect to the debt discount amortization for the six months ended March 31, 2023 was approximately $37,000. There was no interest accretion in the nine months ended September 30, 2022.

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

The Warrants issued with the October 2022 and December 2022 senior secured convertible notes had a calculated fair value of approximately $802,000. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified Warrant in the amount of approximately $340,000. The debt discount will be accreted to interest expense over the two-year term of the related convertible notes. Interest expense with respect to the debt discount amortization for the three months ended March 31, 2023 was approximately $43,000. Interest expense with respect to the debt discount amortization for the six months ended March 31, 2023 was approximately $55,000.

The following table presents the Company's convertible note maturities:

Maturities of convertible notes payable
Year ending September 30,
2023	$—
2024	2,730,000
2025	593,000
2026	—
2027	—
Thereafter	—
Total principal due	3,323,000
Total convertible notes and accrued interest balance due	3,323,000
Less: debt discount	(900,179)
Total convertible notes balance	$2,422,821

The following table presents the Company's warrant activity from September 31, 2021 to March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2021	—	$—	—
Issued	1,626,364	1.89	—
Expired	—	—	—
Exercised	—	—	—
Outstanding as of December 31, 2021	1,626,364	1.89	4.92
Issued	—	—	—
Expired	—	—	—
Exercised	—	—	—
Outstanding as of March 31, 2022	1,626,364	1.89	4.67
Issued	193,160	2.10	—
Expired	—	—	—
Exercised	—	—	—
Outstanding as of September 30, 2022	1,819,524	1.91	4.26
Issued	804,927	2.02	—
Expired	—	—	—
Exercised	—	—	—
Outstanding as of March 31, 2023	2,624,451	1.95	4.05
Warrants exercisable as of March 31, 2023	2,624,451	$1.95	4.05

NOTE 14 – CONTINGENCIES

The Company may from time to time be involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company’s condensed consolidated financial statements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the possibility that we are unable to raise capital as and when needed, supply chain shortages and inflation and the Federal Reserve’s interest rate increases in response, the recent banking crisis and any economic downturns or recession that may result from any of the foregoing, and our lack of an operating history and ability to generate positive net income on a consistent basis or at all. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Annual Report on Form 10-KT for the period ended September 30, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

•	wireless cell towers and 5G small and macro cells; and

•	site planning and installation and related services for clean energy systems, with an initial focus on EV charging stations.

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

Costs of Revenue, exclusive of depreciation. Costs of revenue consists principally of salaries, employee incentives and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project profit or loss is calculated by subtracting a project’s costs of revenue, including project-related depreciation, from project revenue. Project profitability and corresponding project margins will generally be reduced if actual costs to complete a project exceed our project cost estimates. Estimated losses on contracts, or the excess of estimated costs to complete a contract over the contract’s remaining revenue, are recognized in the period in which such losses are determined. Factors impacting our costs of revenue, include:

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

Interest Income or Expense. Interest expense consists of contractual interest expense on outstanding debt obligations, non-cash interest expense associated with the fair value of warrants treated as a debt discount and other interest expense, including interest expense related to financing arrangements. Interest expense is offset by interest earned on cash and other investments.

Other Income or Expense. Other income or expense consists primarily of gains or losses from sales, disposals of, or changes in estimated recoveries from assets and investments, certain legal/other settlements, gains or losses from changes to estimated earn-out accruals and certain purchase accounting adjustments.

Results of Operations

Results of Operations for the Three and Six Months Ended March 31, 2023 Compared to the Three and Six Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company’s revenue was $3,775,347 and $1,943,778, respectively. The increase in revenue between periods was primarily attributable to increasing workflow from existing clients and adding new clients throughout the year.

For the six months ended March 31, 2023 and 2022, the Company’s revenue was $7,554,054 and $3,713,263, respectively. The increase in revenue between these periods was primarily attributable to the same reasons referenced above for the corresponding three-month periods.

Cost of revenues, exclusive of depreciation

For the three months ended March 31, 2023 and 2022, the Company’s cost of revenue was $2,333,061 and $1,446,364, respectively. The increase in cost of revenue between these periods was primarily due to startup costs associated with new customers.

For the six months ended March 31, 2023 and 2022, the Company’s cost of revenue was $4,752,956 and $2,807,779, respectively. The increase in cost of revenue between these periods was primarily attributable to the same reasons referenced above for the corresponding three-month periods.

Operating Expenses

For the three months ended March 31, 2023 and 2022, the Company had operating expenses of $1,050,045 and $621,593, respectively. Operating expenses increased in correlation with our increase in revenue.

For the six months ended March 31, 2023 and 2022, the Company had operating expenses of S2,266,110 and $2,414,698, respectively, remaining relatively consistent between periods despite the increase in revenue in the 2023 period.

Operating Income

For the three months ended March 31, 2023, the Company had operating income of $392,241, relative to an operating loss of $124,179 for the three months ended March 31, 2022. The increase was primarily due to the increase in revenue, resulting in improved margins, partially offset by an increase in operating expenses and cost of revenue period-over-period.

For the six months ended March 31, 2023, the Company had operating income of $534,988, relative to an operating loss of $1,509,214 for the six months ended March 31, 2022. The increase was primarily attributable to the same reason referenced above for the corresponding three-month periods, except operating expenses remained relatively consistent despite the increase in revenue between periods.

Interest Expense

For the three months ended March 31, 2023 and 2022, the Company’s interest expense was $443,239 and $248,754, respectively. The increase in interest expense between periods was primarily due to the addition of new leases and interest paid on convertible notes throughout the three-month periods.

For the six months ended March 31, 2023 and 2022, the Company’s interest expense was $1,028,063 and $326,880, respectively. The increase in interest expense between periods was primarily due to the addition of new leases and interest paid on convertible notes throughout the six-month periods.

Recapitalization Expenses

For the six months ended March 31, 2022, the Company incurred non-recurring costs associated with the Acquisition of $239,721.

Net Loss

For the three months ended March 31, 2023, the Company had a net loss of $50,998, relative to a net loss of $372,933 for the three months ended March 31, 2022. The decreased in the net loss was primarily attributable to the increased revenue in the 2023 period coupled with a lower increase in expenditures in the same period.

For the six months ended March 31, 2023 and 2022, the Company had a net loss of $493,075 and $2,075,815, respectively. The decrease in the net loss was primarily attributable to the same reason referenced above for the corresponding three-month periods.

Understanding our Operating Results

Revenue from our customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has in the past been and may in the future be further limited by potential disruption to its supply chains or changes in customer ordering patterns and geopolitical turmoil. The Company’s ability to recognize revenue in the future for its backlog of customer orders will depend on the Company’s ability to acquire, assemble and deliver products and services to the customers and fulfill its other contractual obligations in a timely manner. In recent periods we have faced challenges in meeting customer demand due to limitations in our operational and capital resources, as more particularly in the disclosure included or referenced “Item 1A – Risk Factors.” Additionally, significant uncertainty exists surrounding our future revenue prospects given our dependence on a limited number of customers for the vast majority of our revenue.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the six months ended March 31, 2023, net cash used in operating activities was $587,462, compared to net cash used in operating activities of $1,773,346 for the six months ended March 31, 2022. The decrease in cash used in operating activities for the 2023 period as compared to the 2022 period was primarily attributable to the decrease in net loss for the same period.

Cash Flows from Investing Activities:

Our net cash used in investing activities was $105,819 and $0 for the six months ended March 31, 2023 and 2022, respectively. The increase in cash used in investing activities is due to the acquisition of fixed assets during the six months ended March 31, 2023.

Cash Flows from Financing Activities:

For the six months ended March 31, 2023, the net cash provided by financing activities was $392,586 primarily consisting of proceeds from the issuance of related party loans and convertible notes, net of repayments of loans payable. For the six months ended March 31, 2022, net cash provided by financing activities was $2,124,031 consisting primarily of proceeds from loans and notes payable, net of repayments of loans payable.

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

The Company had approximately $67,226 in cash on hand as of May 12, 2023. We will need to raise additional capital to fund our operations for the next twelve months. The $2,485,000 of 2021 Notes mature between October 4, 2023 and December 30, 2023.

Our liquidity is primarily derived from financing transactions and revenue from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next twelve months.

We are reliant upon completing one or more securities offerings in the future to continue our operations as planned and to meet our financial obligations. Because we were only able to raise $2,485,000 of the up to $15,000,000 sought in our recent private placement offerings which closed on December 31, 2021, we require additional capital to meet our financial obligation and working capital requirements for the next twelve months. We launched a second offering of $7,000,000 of convertible notes and warrants in August 2022, of which $838,000 was raised in 2022; this offering expired on March 31, 2023. We will therefore require additional capital in order to execute our business plan. A summary of the recent financings is provided below.

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

Related Party Bridge Loans and Accompanying Notes and Warrants

During the period from May 27 through August 11, 2021, certain insiders (the “Related Party Lenders”) made a total of $651,649 of bridge loans to the Company. These loans are evidenced by promissory notes which bear interest at 12% to 15% per annum and were originally due upon the earlier of the closing of the Acquisition or September 1, 2021. The Company also issued Warrants in connection with the bridge loans. The Related Party Lenders agreed to defer payment until the closing of the first financing following the closing of the Acquisition, and subsequently agreed to modify the bridge notes, the effect of which was to extend the indebtedness’ due date into 2023. For more information about these related party notes and warrants, see "Note 11 – Loans Payable - Related Party."

Acquisition Strategy

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies. Additionally, our inability to raise sufficient proceeds from our private placement offerings in late 2021 and 2022 has hindered our ability to pursue acquisitions as planned and will likely delay our acquisition efforts in 2023 and beyond, particularly given our financial obligations under the related party bridge notes, convertible notes payable and Notes which extend into late 2023.

Impact of Certain Events

Beginning in 2020, the effects of the COVID-19 pandemic impacted certain aspects and geographies of the global economy due to supply chain, production and other logistical disruptions. While we operated as a provider of essential services during the pandemic, our operations and financial results were adversely impacted by governmental responses and supply chain and labor shortages which occurred during and in the wake of the COVID-19 pandemic. The long-term implications of the COVID-19 pandemic and related developments, if any, on our financial performance remain uncertain and variable in the current economic environment including rising interest and inflation rates and the bank failures thus far in 2023. Among other consequences, these developments could result in a recession in 2023 or later, which may have an adverse impact on our operations, be it directly and/or through third parties on which our operations and revenue depends.

Critical Accounting Policies

Revenue Recognition

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluations as of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Brian Weis, who is presently serving as our President and Chief Operating Officer (Principal executive officer) and Mr. Ross DiMaggio, who is presently serving as our Chief Financial Officer (Principal financial officer), have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying "Exhibit Index" are filed or incorporated by reference as part of this Form 10-Q.

Exhibit #	Description
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into Americrew, Inc.
3.1	Certificate of Incorporation
3.2	Bylaws
31.1	Certification of Principal Executive Officer (302)
31.2	Certification of Principal Financial Officer (302)
32.1	Certification of Principal Executive and Principal Financial Officer (906)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit

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

AMERICREW, INC.

Date: May 16, 2023	By:	/s/ Brian Weis
Brian Weis
President and COO (Principal Executive Officer)

Date: May 16, 2023	By:	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer
(Principal Financial Officer)

