Form 10-Q
period 2023-06-30
AmeriCrew Inc.
filed 2023-08-21
CIK 1407573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

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

As of August 15, 2023 the issuer had 15,784,424 shares of its common stock, $0.001 par value per share, outstanding.

AMERICREW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICREW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

k

	June 30, 2023	September 30, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$515,517	$380,845
Accounts receivable - net of allowance for doubtful accounts	4,128,638	1,815,003
Prepaid and other current assets	9,195	659,726
Total current assets	4,653,350	2,855,574

Fixed assets, net	239,516	160,088
Operating leases right of use assets	652,092	694,734
Finance leases right of use assets	690,937	259,253
Total assets	$6,235,895	$3,969,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$983,976	$1,721,985
Loans payable - insurance	56,656	380,799
Loans payable - equipment	15,918	—
Loans payable - equipment, related party	24,600	24,600
Notes payable - related party, net of debt discount of $137,889 at June 30, 2023	436,833	—
Convertible notes payable, net of debt discount of $650,259 at June 30, 2023 and $1,030,041 at September 30, 2022	2,672,741	1,699,959
Convertible note payable - accrued interest	195,653	143,555
Operating lease liability	182,284	140,516
Finance lease liability	192,959	44,219
Loan payable	1,780,018	—
Total current liabilities	6,541,638	4,155,633

Long-term liabilities:
Notes payable - related party, net of debt discount of $192,000 at September 30, 2022	—	370,429
Operating lease liability	520,234	560,068
Finance lease liability	497,978	209,182
Loans payable - equipment	17,661	—
Loans payable - equipment, related party	8,961	24,600
Loans payable - stockholder	464,078	464,078
Total liabilities	8,050,550	5,783,990
Contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,784,424 and 15,764,424 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	15,784	15,764
Additional paid-in capital	2,661,429	1,983,201
Accumulated deficit	(4,491,868)	(3,813,306)
Total stockholders' deficit	(1,814,655)	(1,814,341)
Total liabilities and stockholders' deficit	$6,235,895	$3,969,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$4,156,141	$4,678,413	$11,710,195	$8,391,676

Cost of revenues, exclusive of depreciation	2,814,336	3,012,570	7,606,833	5,820,349

Operating expenses:
General and administrative expenses	1,064,041	1,028,338	3,265,000	3,665,158
Depreciation	18,084	8,315	43,694	24,947
Total operating expenses	1,082,125	1,036,653	3,308,694	3,690,105

Operating income (loss)	259,680	629,190	794,668	(1,118,778)

Interest expense	445,167	118,696	1,473,230	206,822
Recapitalization expenses	—	—	—	239,721
Federal and state tax expense	—	20,000	—	20,000
Net income (loss)	$(185,487)	$490,494	$(678,562)	$(1,585,321)

Income (loss) per common share (Note 3):
Basic	$(0.01)	$0.03	$(0.04)	$(0.14)
Diluted	$(0.01)	$0.03	$(0.04)	$(0.14)

Weighted-average number of common shares outstanding:
Basic	15,784,424	15,764,424	15,775,486	11,116,531
Diluted	15,784,424	18,696,478	15,775,486	11,116,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Deficit
	Shares	Amount	Shares	Amount
Balance as of 9/30/2022	15,764,424	$15,764	—	$—	$1,983,201	$(3,813,306)	$(1,814,341)
Issuance of equity warrants	—	—	—	—	616,059	—	616,059
Imputed interest - equity contribution	—	—	—	—	5,827	—	5,827
Net loss for the three months ended December 31, 2022	—	—	—	—	—	(442,077)	(442,077)
Balance as of 12/31/2022	15,764,424	$15,764	—	$—	$2,605,087	$(4,255,383)	$(1,634,532)
Stock-based compensation	20,000	20	—	—	44,980	—	45,000
Imputed interest - equity contribution	—	—	—	—	5,791	—	5,791
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(50,998)	(50,998)
Balance as of 3/31/2023	15,784,424	$15,784	—	$—	$2,655,858	$(4,306,381)	$(1,634,739)
Imputed interest - equity contribution	—	—	—	—	5,571	—	5,571
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(185,487)	(185,487)
Balance as of 6/30/2023	15,784,424	$15,784	—	$—	$2,661,429	$(4,491,868)	$(1,814,655)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Deficit
	Shares	Amount	Shares	Amount
Balance as of 9/30/2021	290,340	$290	3,094,000	$3,094	$88,336	$(879,330)	$(787,610)
Capital stock of deconsolidated company	—	—	—	—	(10,100)	—	(10,100)
Conversion of Phone Brazil international equity	—	—	—	—	(17,550)	—	(17,550)
Conversion of preferred stock	15,474,084	15,474	(3,094,000)	(3,094)	(12,380)	—	—
Issuance of equity warrants	—	—	—	—	1,768,354	—	1,768,354
Net loss for the three months ended December 31, 2021	—	—	—	—	—	(1,702,882)	(1,702,882)
Balance as of 12/31/2021	15,764,424	$15,764	—	$—	$1,816,660	$(2,582,212)	$(749,788)
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(372,933)	(372,933)
Balance as of 3/31/2022	15,764,424	$15,764	—	$—	$1,816,660	$(2,955,145)	$(1,122,721)
Net income for the three months ended June 30, 2022	—	—	—	—	—	490,494	490,494
Balance as of 6/30/2022	15,764,424	$15,764	—	$—	$1,816,660	$(2,464,651)	$(632,227)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(678,562)	$(1,585,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,694	24,947
Amortization of operating right of use assets	165,930	—
Amortization of finance right of use assets	148,532	—
Non-cash interest associated with amortization of debt discounts	1,049,952	77,262
Stock-based compensation	45,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,313,635)	(2,993,686)
Prepaid expenses and other current assets	650,531	(317,668)
Accounts payable and accrued liabilities	(738,009)	332,554
Other current liabilities	52,098	1,116,495
Operating lease liabilities	(121,354)	—
Financing lease liabilities	(142,680)	—
Net cash used in operating activities	(1,838,503)	(3,355,417)

Cash flows from investing activities:
Acquisition of fixed assets	(164,531)	—
Disposal of fixed assets	41,409	—
Net cash used in investing activities	(123,122)	—

Cash flows from financing activities:
Proceeds from (repayment of) loans payable	(279,202)	(316,674)
Proceeds from revolving line of credit	1,780,018	—
Proceeds from factoring of accounts receivable	—	1,341,327
Proceeds from related party loan	2,481	7,559
Proceeds from convertible notes	593,000	2,485,000
Premiums paid for stockholders’ life insurance	—	(23,435)
Net cash provided by financing activities	2,096,297	3,493,777

Net increase in cash	134,672	138,360
Cash at beginning of period	380,845	55,025
Cash at end of period	$515,517	$193,385

Supplemental disclosures:
Interest paid	158,749	13,046
Income taxes paid	—	2,890
Right of use assets obtained in exchange for new operating lease liabilities	119,022	—
Right of use assets obtained in exchange for new finance lease liabilities	553,986	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICREW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Change in Fiscal Year

We changed our fiscal year-end from December 31 to September 30, effective September 30, 2022. Our results of operations, cash flows, and all transactions impacting shareholders deficit presented in this Form 10-Q are for the three and nine months ended June 30, 2023 and 2022, unless otherwise noted.

NOTE 2 – Business, Basis of Presentation and Significant Accounting Policies

Business

Americrew Inc. (the “Company”) was organized in New Jersey as Donald Utz Engineering, Inc. in 1991. The Company later changed its name to PhoneBrasil International, Inc.

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

Effective December 9, 2020, DR Shell LLC, a Delaware limited liability company (the “Buyer”) purchased from Custodian Ventures LLC (the "Seller"), 18,000,000 shares of the common stock of the Company, representing approximately 62% of the outstanding Common Stock of the Company, and (ii) 10,000,000 shares of Series A Convertible Preferred Stock of the Company, for a total purchase price of $245,000. The shares were acquired pursuant to a Stock Purchase Agreement, dated December 9, 2020 (the “SPA”), by and among the Seller, the Buyer, and David Lazar, then Chief Executive Officer of the Company and managing director of Custodian Ventures, LLC. Additionally, under the terms of the SPA, Mr. Lazar forgave $41,229 in related-party loans.

Under the terms of the SPA, effective December 9, 2020, Mr. Lazar resigned as the Chief Executive Officer, Treasurer, and Secretary of the Company, and Mr. Ross DiMaggio was appointed as the sole director, Chief Executive Officer, Treasurer, and Secretary of the Company.

On August 12, 2021, the Company executed a Share Exchange Agreement with Mikab Corporation ("Mikab"). The Company exchanged 94.2% of its outstanding common stock for the capital stock of Mikab.

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

AmeriCrew and Mikab (together, the "Company") are each service companies engaged in the business of building a national infrastructure involving the installation of rural wireless telecommunication cables, upgrading wireless communications towers and other above-ground infrastructure.

The Company provides specialty infrastructure contracting services to market participants in the telecommunications industry throughout the United States. A portion of the Company’s workforce is staffed through a unique in-house program through which the Company hires and trains military veterans to provide construction and maintenance services to customers.

The Company’s operations are predominantly focused on its telecommunications infrastructure services business in the geographic area of New Jersey and Indiana.

The Company’s chief operating decision maker has been identified as the President , who reviews consolidated results when making decisions about allocating resources and assessing the performance of the Company. The President determined the Company operates under one reportable segment with two business units: Wireless and Fiber.

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

The Company had $146,652 in cash on hand as of August 15, 2023. The Company will need to raise additional capital to fund its operations for the next twelve months and to repay its short-term debt and the convertible promissory notes. A total of $2,485,000 of the senior secured promissory notes mature between October 4, 2023, and December 30, 2023 and a total of $838,000 of the senior secured promissory notes mature between September 30, 2024 and December 29, 2024.

Our liquidity is primarily derived from financing transactions and revenue from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next twelve months.

The Company is reliant upon completing one or more securities offerings in the future to continue its operations as planned and to meet its financial obligations as they become due. Because the Company was only able to raise $2,485,000 of the up to $15,000,000 sought in its prior private placement offerings which closed as of December 31, 2021, the Company launched a second offering of $7 million of convertible notes and warrants in August 2022, of which $838,000 was raised in 2022; this second offering expired on March 31, 2023. During June 2023, the Company entered into a Loan and Security Agreement with Thermo Communications Funding, LLC which provides for a $2,000,000 revolving line of credit facility. As of June 30, 2023, there was $1,780,018 outstanding under the revolving line of credit facility.

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

On June 9, 2023 the Company entered into  a secured loan agreement with a third party which caused a default in outstanding convertible notes issued by the Company from October 2021 to December 2022 (the “Prior Notes”). This default results in an increase to the interest rate of the Prior Notes from 8% to 18%. See Note 8. Loans Payable.

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

	June 30, 2023	September 30, 2022
Accounts Receivable – Total	$4,513,512	$1,880,003
Less: Allowance for Doubtful Accounts	(384,874)	(65,000)
Accounts Receivable – Net	$4,128,638	$1,815,003

On January 28, 2022, Mikab entered into a non-recourse Factoring and Security Agreement (the “Factoring Agreement”) with Tower Cap LLC (the “Purchaser”), under which the Purchaser agreed to purchase selected Mikab accounts receivable (subject to a required reserve). The Purchaser retains the right to purchase such accounts as it deems appropriate. Under the Factoring Agreement, the amount advanced to Mikab varies by account debtor. The fees include interest ranging from 1.95% per month for accounts due in 30 days to 1.75% for accounts due in 90 days in addition to other fees which Mikab will be charged in the ordinary course of the relationship. The Purchaser also has a security interest (subject to that of the holders of the 2021 Notes described in Note 12) in all accounts receivable and other assets of Mikab. On June 8, 2023, the Factoring Agreement was terminated, requiring the Company to payout the entire balance of the factored receivables. Future collections from customers will be remitted to the Company, therefore the payment amount was recognized as a receivable from TowerCap of $785,205, which is included in accounts receivable as of June 30, 2023.

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

	June 30, 2023	September 30, 2022
Trucks and automobiles	$590,890	$867,388
Equipment	213,447	293,543
Improvements	381,300	381,300
Total fixed assets	1,185,636	1,542,231
Less: accumulated depreciation	(946,120)	(1,382,143)
Fixed assets, net	$239,516	$160,088

Depreciation expense related to fixed assets amounted to approximately $18,084 and $43,694 for the three and nine months ended June 30, 2023, respectively, and $8,315 and $24,947 for the three and nine months ended June 30, 2022, respectively.

The Company reviews its long-lived assets, consisting of fixed assets, for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be unrecoverable, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. No impairment expenses were recorded for the nine months ended June 30, 2023 and 2022.

Recapitalization Expenses

For the nine months ended June 30, 2022, the Company recognized non-recurring costs, associated with the merger transaction described above, of approximately $240,000.

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

The Company evaluates all significant tax positions. As of June 30, 2023, the Company does not believe that it has any significant tax positions that would result in additional tax liability, nor does it believe that there are any tax benefits that would increase or decrease within the next twelve months.

The Company’s policy is to include interest and penalties, if any, within the provision for taxes in the consolidated statement of operations. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

The Company’s income tax returns are subject to examination by appropriate taxing authorities. As of June 30, 2023, the Company’s federal and state income tax returns for 2022 and 2021 remain open.

New Accounting Standards

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees are required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard was effective for AmeriCrew in the annual reporting period beginning after December 31, 2021. The new standard was adopted as of January 1, 2022, using the modified retrospective approach. As of June 30, 2023, a right of use operating lease asset of $652,092, a right of use finance lease asset of $690,937, an operating lease liability of $702,518 and a finance lease liability of $690,937 are recorded on the Company’s consolidated financial statements.

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

NOTE 3 - INCOME/(LOSS) PER SHARE

The following table set forth the computation of the Company’s basic and dilutive income/(loss) per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(185,487)	$490,494	$(678,562)	$(1,585,321)
Net income (loss) attributable to common shareholders	(185,487)	490,494	(678,562)	(1,585,321)
Denominator:
Basic weighted average common shares outstanding	15,784,424	15,764,424	15,775,486	11,116,531
Basic income (loss) per share	$(0.01)	$0.03	$(0.04)	$(0.14)
Diluted:
Weighted average common shares outstanding	15,784,424	15,764,424	15,775,486	11,116,531
Effect of potentially dilutive common stock equivalents	—	2,932,054	—	—
Diluted weighted-average common shares outstanding	15,784,424	18,696,478	15,775,486	11,116,531
Diluted income (loss) per share	$(0.01)	$0.03	$(0.04)	$(0.14)

Securities that were excluded from loss per share as their effect would be anti-dilutive due to the net loss position that could potentially be dilutive in future periods, or which were included in income per share, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Convertible senior debt	1,968,989	1,305,696	1,968,989	1,305,696
Outstanding warrants on common stock	2,624,451	1,626,358	2,624,451	1,626,358
Total	4,593,440	2,932,054	4,593,440	2,932,054

NOTE 4 – RELATED PARTY TRANSACTIONS

Brian Weis, the Company’s President and his family members own entities listed below (except for Novation Enterprises) which lease premises to AmeriCrew. Addtionally in the nine months ended June 30, 2022, the Company engaged in business with Novation Enterprises, an entity controlled by the Company’s  then Chief Executive Officer and current director. Amounts paid for related party transactions for the three and nine months ended June 30, 2023 and 2022 are as follows:

Entity	Product	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
29 Aladdin Avenue Realty LLC	Premises Lease	$39,204	$28,179
75 Second Street Realty LLC	Premises Lease	$15,036	$10,908
Mikab Realty LLC	Premises Lease	$15,036	$10,908
Mikab Properties LLC	Premises Lease	$100,482	$53,985
RR Power Leasing LLC	Equipment	$14,562	$54,600
Novation Enterprises	Sales and Workforce Development	$—	$60,000

Entity	Product	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
29 Aladdin Avenue Realty LLC	Premises Lease	$29,625	$9,300
75 Second Street Realty LLC	Premises Lease	$11,328	$3,600
Mikab Realty LLC	Premises Lease	$11,328	$3,600
Mikab Properties LLC	Premises Lease	$80,982	$26,992
RR Power Leasing LLC	Equipment	$10,962	$—

On September 30, 2022, the Company received a loan on equipment from Mr. Weis in the amount of $49,200. The Company has agreed to repay this loan over 24 months with 0% interest. The Company has recorded imputed interest expense at the current Applicable Federal Rates ("AFR").

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at the dates indicated:

	June 30, 2023	September 30, 2022
Accounts payable and accrued liabilities:
Accounts payable	$255,301	$1,332,297
Accrued expenses	519,562	320,185
Interest payable	141,121	—
Payroll accrual	67,992	57,379
Sales tax payable	—	12,124
Total accounts payable and accrued liabilities	$983,976	$1,721,985

NOTE 6 – LEASING ARRANGEMENTS

Mikab leases a commercial building, from Mikab Properties (a related party as described in Note 4), under a 20-year lease beginning October 1, 2009 and ending September 30, 2029, payable in monthly installments of $6,500. Mikab is required to carry insurance and pay for all needed repairs, maintenance and real estate taxes.

There are three other premises Mikab leases that are under five-year lease agreements payable in monthly installments of approximately $3,300 to 29 Aladdin Avenue Realty LLC, approximately $1,300 to 75 Second Street Realty LLC and approximately $1,300 to Mikab Realty LLC. Each has a 3% annual increase for the term of the leases.

In June 2023, Mikab entered into a 2-year operating lease for equipment, payable in monthly installments of $5,250, and a 5-year financing lease for equipment, payable in monthly installments of $7,746.

The Company has determined that its finance and operating lease right of use assets are valued at $690,937 and $652,092, respectively, as of June 30, 2023. The finance lease liability consists of $192,959 in current obligations and $497,978 non-current. The operating lease liability consists of $182,284 in current obligations and $520,234 non-current. The future minimum lease commitments are as follows as of June 30, 2023:

	Operating	Finance
Remainder of 2023	$115,730	$122,403
2024	212,202	234,606
2025	188,089	172,306
2026	78,000	148,061
2027	78,000	130,797
Thereafter	136,500	40,131
Total	808,521	848,304
Less: imputed interest	106,003	157,367
Present value of remaining lease payments	$702,518	$690,937

The following table summarizes supplemental information related to leases for the nine months ended June 30, 2023, and 2022:

Cash paid for amounts included in the measurements of lease liabilities:	Nine Months Ended June 30, 2023
Operating cash flow from operating leases	$232,615
Operating cash flow from finance leases	135,211

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$123,288
Finance leases	$580,216

Cash paid for amounts included in the measurements of lease liabilities:	Nine Months Ended June 30, 2022
Operating cash flow from operating leases	$116,588
Operating cash flow from finance leases	25,493

The following summarizes other supplemental information about the Company’s leases as of March 31, 2023:

Weighted-average remaining lease term – operating leases	3.80 years
Weighted-average remaining lease term – finance leases	3.76 years
Weighted-average discount rate – operating leases	6.54%
Weighted-average discount rate – finance leases	7.03%

NOTE 7 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in several financial institutions. Such balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits.

For the nine months ended June 30, 2023, the Company had four major customers, which accounted for 84% of all sales, with one accounting for 28% of all sales. As of June 30, 2023, accounts receivable due from those customers accounted for 65% of accounts receivable, with  26% of accounts receivable from one customer. For the nine months ended June 30, 2022, three major customers accounted for 71% of all sales. As of June 30, 2022, accounts receivable due from those customers accounted for 60% of accounts receivable, including 22% of accounts receivable from one customer.

The Company had four major customers, which accounted for 84% of all sales, with the customer with the most sales accounting for 27% of all sales, for the three months ended June 30, 2023. Accounts receivable due from those customers accounted for 65% of accounts receivable, with the highest concentrated accounting for 26% of accounts receivable, as of June 30, 2023. For the three months June 30, 2022, four major customers accounted for 79% of all sales. Accounts receivable due from those customers accounted for 38% of accounts receivable, with the highest concentrated accounting for 14% of accounts receivable, as of June 30, 2022.

NOTE 8 – FAIR VALUE

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

Because of their short-term nature, the amounts reported in the condensed consolidated financial statements for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and loans and notes payable approximated their respective fair values at June 30, 2023 and September 30, 2022.

NOTE 9 - INCOME TAXES

The income tax expense for the three and nine months ended June 30, 2023 and 2022 is $0 and $20,000, respectively.

The effective tax rate differs from the statutory Federal rate of 21% primarily because of the change in valuation allowance and the uncertainty of realizing a tax benefit from the Company’s Net Operating Losses (NOLs).

The primary components of the Company's net deferred tax assets and liabilities are as follows:

	June 30, 2023	September 30, 2022
Total Deferred Tax Assets	$650,000	$650,000
Less: Valuation Allowance	$(650,000)	$(650,000)
Net deferred tax asset / (liability)	—	$—

As of June 30, 2023 and September 30, 2022, the Company had approximately $3 million and $3 million, respectively, of federal NOL carryforwards available to offset future taxable income. Full valuation allowances have been established for Federal, state and local jurisdictions that reduce the Company’s net deferred tax assets to an amount that will, more likely than not, be realized. The uncertainty that may affect the realization of these assets is the ability of the Company to generate sufficient taxable income from its operations.

NOTE 10 – NOTES AND LOANS PAYABLE - RELATED PARTY

Notes Payable - Related Party

As of June 30, 2023 and September 30, 2022, the balances of notes payable related party were $436,833 and $370,429, respectively, inclusive of bridge loans and short term loans. Bridge loans bear an annualized interest rate of 12%. On December 31, 2022 all notes payable with related parties were amended to grant additional warrants and extend the maturity date to December 31, 2023. The notes payable to related parties are presented net of unamortized discount of approximately $138,000 and $192,000 as of June 30, 2023 and September 30, 2022, respectively.

The following related party notes were outstanding as of June 30, 2023:

Individual/Entity	Amount of Note	Due Dates	Number of Warrants
David Unger (1)	$83,790	December 31, 2023	45,750
Earl Scott (2)	$125,548	December 31, 2023	68,550
Brian Weis (3)	$24,450	December 31, 2023	13,350
Lender (4)	$40,934	December 31, 2023	22,350
New Jersey Tower, Inc. (5)	$150,000	December 31, 2023	92,400
RR Power Leasing, LLC (6)	$150,000	December 31, 2023	92,400

(1)

Mr. Unger is a director and shares beneficial ownership of a 5% stockholder of the Company with Mr. Ross DiMaggio, the Company’s Chief Financial Officer and a director. Mr. DiMaggio disclaims beneficial ownership of the bridge note and Warrants and underlying common stock held by Mr. Unger.

(2)	Former Chief People Officer and director.
(3)	Chief Operating Officer and a director.
(4)	In-house company counsel.
(5)	Brian Weis owns 20% of this entity.
(6)	Brian Weis is the managing member of this entity and owns a 2% interest. A trust of which Mr. Weis is one of two trustees.

Warrants issued on December 31, 2021 to holders of the notes were valued at $1.73 - $1.93. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.75- 1.95
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	1.27%
Annualized volatility	230%

Additional warrants issued on December 31, 2022 to holders of the notes were valued at $1.57. The fair value of each warrant is estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.59
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	3.94%
Annualized volatility	230%

The additional warrants had a calculated fair value of approximately $527,000 at issuance, as of December 31, 2022. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified warrant in the amount of approximately $276,000 in connection with the notes payable to related parties. Amortization of the discount in connection with the related party notes was $137,890 for the three months ended June 30, 2023. As of June 30, 2023, the remaining unamortized discount associated with the notes was $137,889.

Loans Payable - Equipment, Related Party

As of June 30, 2023 and September 30, 2022, the balances of equipment loans payable with a related party were $33,561 and $49,200, respectively, of which $24,600 and $24,600 was classified as a current liability as of June 30, 2023 and September 30, 2022, respectively. The Company has agreed to repay this loan over 24 months with 0% interest, maturing in September 2024. The Company has recorded imputed interest expense at the current AFR of approximately $400 and $1,500 for the three and nine months ended June 30, 2023, respectively.

During the nine months ended June 30, 2023 and 2022, the Company received proceeds from related party loans of approximately $2,500 and $7,600, respectively.

Guarantee provided by Company’s President and Chief Operating Officer

In connection with the Loan Security Agreement entered into by the Company on June 9, 2023, the Company’s President and Chief Operating Officer, guaranteed the payment of any amounts borrowed by the Company and/or Mikab under the Line of Credit. Refer to Note 11 for further detail.

NOTE 11 – LOANS PAYABLE

Loans Payable - Stockholder

As of both June 30, 2023 and September 30, 2022, the balance of loans payable to stockholder were $464,078. The loans bear no interest until maturity on January 1, 2025. Interest after maturity is 10% per annum until fully repaid. The Company recognized imputed interest for the three months ended June 30, 2023 and 2022 of approximately $5,100 and $1,100, respectively, based on the then current AFR. The Company recognized imputed interest for the nine months ended June 30, 2023 and 2022 of approximately $15,700 and $2,300, respectively.

Loans Payable - Insurance

As of June 30, 2023 and September 30, 2022, the balance of loans payable insurance was $56,656 and $380,799, respectively, all of which is classified as a current liability. The total balance is comprised of two loans, maturing in July and August of 2023, respectively. The loans have an effective interest rate of 6.1% and 5.6%, respectively.

Loans Payable - Equipment

On February 16, 2023, the Company financed an equipment purchase of $38,475 with North Mill; Credit Trust, a non-related party. As of June 30, 2023, the balance of the loans payable equipment was $33,579. The loans payable equipment has payments of approximately $1,300 due monthly until maturity in July 2026, with an effective interest rate of approximately 13%.

Revolving Line of Credit

On June 9, 2023, the Company entered into a Loan and Security Agreement (the “Agreement”) with Thermo Communications Funding, LLC (the “Lender”) which provides for a $2,000,000 revolving line of credit facility (the “Line of Credit”) to be evidenced by a promissory note (the “Note”). Thermo Communications has agreed to waive any defaults to date.

Pursuant to the Agreement, amounts borrowed under the Line of Credit are secured by the assets of the Company and Mikab. The Agreement also establishes a “lockbox account” for the benefit of the Lender into which the Company and Mikab are obligated to deposit all collections from accounts receivable, after such amounts are required to be remitted as instructed by the Lender. Under the Agreement, the Company agreed to pay a non-refundable commitment fee equal to 2% of the Line of Credit, or $40,000. In addition, under the Agreement the Company is required to pay a monthly monitoring fee equal to 0.45% of the average outstanding principal balance of the Line of Credit. The Agreement contains customary representations and warranties, events of default and covenants in favor of the Lender. Pursuant to the Agreement and the Note, all future or contemporaneous indebtedness incurred by the Company, other than indebtedness expressly permitted thereunder, will be subordinated to the Line of Credit.

The Note bears interest at a rate equal to the lesser of (i) the maximum non-usurious rate permitted by applicable law, and (ii) the prime interest rate as reported on the Wall Street Journal plus 9.75% per annum, subject to a minimum interest rate of in 13.95%. The Note matures on June 9, 2024. The Note may be prepaid in whole, but not in part, by paying outstanding amounts thereunder plus a premium equal to 1% of the maximum amount of the Line of Credit, multiplied by the number of months remaining until maturity, divided by 12.

In connection with the Agreement, the Company entered into a Limited Recourse Guaranty with the Lender and Brian Weis, the Company’s President and Chief Operating Officer, pursuant to which Mr. Weis guaranteed the payment of any amounts borrowed by the Company and/or Mikab under the Line of Credit.

As of June 30, 2023, drawdowns on the revolving line of credit totaled $1,780,018. As of June 30, 2023, the company is not in compliance with the financial covenants related to the revolving line of credit facility.

During the nine months ended June 30, 2023 and 2022, the Company made repayments of loans payable of approximately $365,458 and $317,000, respectively.

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

The Class A Warrants are equity classified. On the date of issuance, the Class A Warrants had a fair value of approximately $3,900,000 and relative fair value of $1,500,000. Amortization of debt discount over the notes related two-year term has been recorded in interest expense in the accompanying condensed consolidated statement of operations. Interest expense with respect to the debt discount amortization was approximately $189,000 and $189,000 for the three months ended June 30, 2023 and 2022, respectively. Interest expense with respect to the debt discount amortization was approximately $315,000 and $566,000 for the nine months ended June 30, 2023 and 2022, respectively. The unamortized debt discount associated with these Class A Warrants was approximately $503,000 and $881,000 as of June 30, 2023 and September 30, 2022, respectively.

The Class A Warrants issued with the December 2021 senior secured convertible notes were valued at $1.73 to $4.92 on the date of issuance. The fair value of each Class A Warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.75- 4.97
Exercise (strike) price	$1.90
Time to maturity (in years)	5
Annual risk free rate	0.95 - 1.29%
Annualized volatility	197 - 230%

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

The Warrants issued with the September 2022 senior secured convertible notes were valued at $1.97. The fair value of each Warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$2.00
Exercise (strike) price	$1.90- 2.50
Time to maturity (in years)	5
Annual risk free rate	4.06%
Annualized volatility	214%

The Warrants issued with the September 2022 senior secured convertible notes had a calculated fair value of approximately $381,000. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified Warrant in the amount of approximately $149,000. The debt discount will be accreted to interest expense over the two-year term of the related convertible notes. Interest expense with respect to the debt discount amortization for the three months ended June 30, 2023 was approximately $19,000. Interest expense with respect to the debt discount amortization for the nine months ended June 30, 2023 was approximately $93,000. There was no interest accretion in the nine months ended September 30, 2022.

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

The Warrants issued with the October 2022 and December 2022 senior secured convertible notes were valued at $1.57 to $1.88 on the date of issuance. The fair value of each Warrant was estimated on the date of issuance using the Black Scholes model based on the following inputs:

Stock price	$1.59-1.90
Exercise (strike) price	$1.90- 2.50
Time to maturity (in years)	5
Annual risk free rate	3.94 - 4.19%
Annualized volatility	230%

The Warrants issued with the October 2022 and December 2022 senior secured convertible notes had a calculated fair value of approximately $802,000. Using the relative fair value method, the Company recognized the resultant debt discount and equity classified Warrants in the amount of approximately $340,000. The debt discount will be accreted to interest expense over the two-year term of the related convertible notes. Interest expense with respect to the debt discount amortization for the three months ended June 30, 2023 was approximately $43,000. Interest expense with respect to the debt discount amortization for the nine months ended June 30, 2023 was approximately $55,000.

The following table presents the Company's convertible note maturities:

Maturities of convertible notes payable
Year ending September 30,
2023	$3,323,000
Total principal due	3,323,000
Total convertible notes and accrued interest balance due	3,323,000
Less: debt discount	(650,259)
Total convertible notes balance	$2,672,741

The following table presents the Company's warrant activity from September 30, 2021 to June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2021	—	$—	—
Issued	1,626,364	1.89	—
Expired	—	—	—
Exercised	—	—	—
Outstanding as of June 30, 2022	1,626,364	1.89	4.42
Issued	193,160	2.10	—
Expired	—	—	—
Exercised	—	—	—
Outstanding as of September 30, 2022	1,819,524	1.91	4.26
Issued	804,927	2.02	—
Expired	—	—	—
Exercised	—	—	—
Outstanding as of June 30, 2023	2,624,451	1.95	3.80
Warrants exercisable as of June 30, 2023	2,624,451	$1.95	3.80

Default on Senior Secured Convertible Notes

On June 9, 2023 the Company entered into the Line of Credit  which created a default  in all of the Priuor Notes. This default resulted  in an increase to the interest rate of the Prior Notes from 8% to 18%. In terms of the nature of the default, the prior notes prohibit certain transactions that were triggered by incurring incremental indebtedness under the new loan facility. The new loan facility was however obtained with the consent of the prior note holders by the lienholder, WestPark Capital, who represents all noteholders.

NOTE 13 – CONTINGENCIES

The Company may from time to time be involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company’s condensed consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

Reverse Stock split

On July 21, 2023, in connection with the action by written consent without a meeting, the Board of Directors  and shareholders holding a majority of the Company’s outstanding voting power approved an amendment to the Certificate of Incorporation to effect a reverse split of the issued and outstanding shares of Common Stock at the ratio within the range of one-for-five through one-for-15 as the Board of Directors of the Company may determine, whereby depending on the Ratio selected by the Board every specified number of shares of the issued and outstanding or treasury shares of Common Stock within the range would be combined, converted and changed into one share of Common Stock. On August 1, 2023, the Company filed a definitive information statement on Schedule 14C regarding the Reverse Split, and first began mailing such information statement to its non-consenting shareholders.

The Company is pursuing the Reverse Split in an effort to increase the market price per share of its Common Stock to meet the initial listing qualifications of The Nasdaq Capital Market or another principal national securities exchange operated by The Nasdaq Stock Market LLC (“Nasdaq”) or the New York Stock Exchange (“NYSE”).

To become effective, the Reverse Split must first be approved by the Financial Industry Regulatory Authority (“FINRA”). The Company anticipates filing the Certificate of Amendment as soon as possible after receiving approval from FINRA.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the possibility that we are unable to raise capital as and when needed due to our outstanding indebtedness and the weakness in the capital markets for small and microcap issuers, supply chain shortages and interest rate increases in response to inflation, economic uncertainty and the possibility of a recession, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Annual Report on Form 10-KT for the period ended September 30, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

Prior to the Acquisition in August 2021, the Company was a shell company with no operations. Following the Acquisition, we provide specialty infrastructure contracting services to market participants in the telecommunications industry throughout the United States. A proportion of our workforce is staffed through a unique program through which we hire and train military veterans to provide construction and maintenance services to our customers, and we also hire employees with skill and experience in our fields and use third party independent contractors for our operations.

Our business, which is conducted primarily through Mikab, consists of the following:

•	fiber construction and 5G wireless construction, which are collectively grouped into the broader category of telecommunications infrastructure and consist of construction and maintenance and related services with respect to fiber optic cables; and

•	wireless cell towers and 5G small and macro cells;

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

Other Income or Expense. Other income or expense consists primarily of gains or losses from sales, disposals of, or changes in estimated recoveries from assets and investments, certain legal/other settlements, and certain purchase accounting adjustments.

Results of Operations

Results of Operations for the Three and Nine Months Ended June 30, 2023 Compared to the Three and Six Months Ended March 31, 2022

Revenue

For the three months ended June 30, 2023 and 2022, the Company’s revenue was $4,156,141 and $4,678,413, respectively. The decrease in revenue between periods was primarily attributable to severe summer weather, specifically periods of heavy rain and flooding. Since our crews work entirely outside, we are not able to invoice customers during this downtime.

For the nine months ended June 30, 2023 and 2022, the Company’s revenue was $11,710,195 and $8,391,676, respectively. The increase in revenue between periods was primarily attributable to growing the business of existing clients. severe summer weather, specifically periods of heavy rain and flooding. Since our crews work entirely outside, we are not able to invoice customers during this downtime.

Cost of revenues, exclusive of depreciation

For the three months ended June 30, 2023 and 2022, the Company’s cost of revenue was $2,814,336 and $3,012,570, respectively. The decrease in cost of revenue between these periods was primarily due to a decrease in revenue.

For the nine months ended June 30, 2023 and 2022, the Company’s cost of revenue was $7,606,833 and $5,820,349, respectively. The increase in cost of revenue between these periods was primarily attributable to normal costs associated with an increase in revenue.

Operating Expenses

For the three months ended June 30, 2023 and 2022, the Company had operating expenses of $1,082,125 and $1,036,653, respectively, remaining relatively consistent between periods despite the reduction in revenue.

For the nine months ended June 30, 2023 and 2022, the Company had operating expenses of $3,308,694 and $3,690,105, respectively, remaining relatively consistent between periods.

Operating Income

For the three months ended June 30, 2023, the Company had operating income of $259,680, relative to an operating income of $629,190 for the three months ended June 30, 2022. The decrease was primarily due to a reduction in revenue from severe summer weather, specifically periods of heavy rain and flooding. Since our crews work entirely outside, we are not able to invoice customers during this downtime.

For the nine months ended June 30, 2023, the Company had operating income of $794,668, relative to an operating loss of $1,118,778 for the nine months ended June 30, 2022. The decrease was primarily attributable to severe summer weather, specifically periods of heavy rain and flooding. Since our crews work entirely outside, we are not able to invoice customers during this downtime.

Interest Expense

For the three months ended June 30, 2023 and 2022, the Company’s interest expense was $445,167 and $118,696, respectively. The increase in interest expense between periods was primarily due to non-cash interest associated with amoritazation of debt discount.

For the nine months ended June 30, 2023 and 2022, the Company’s interest expense was $1,473,230 and $206,822, respectively. The increase in interest expense between periods was primarily due to severe summer weather, specifically periods of heavy rain and flooding. Since our crews work entirely outside, we are not able to invoice customers during this downtime.

Recapitalization Expenses

For the nine months ended June 30, 2022, the Company incurred non-recurring costs associated with the Acquisition of $239,721. There were no corresponding costs in the 2023 period.

Net Income/Loss

For the three months ended June 30, 2023, the Company had net loss of $185,487, relative to net income of $490,494 for the three months ended June 30, 2022. The decrease in net income was primarily attributable to lower operating income from lower revenue and higher interest expense from non-cash interest associated with amortization of debt discount.

For the nine months ended June 30, 2023 and 2022, the Company had a net loss of $678,562 and $1,585,321, respectively. The decrease in the net loss was primarily attributable to the non-cash interest associated with amortization of debt discount.

Understanding our Operating Results

Revenue from our customers is obtained from purchase orders submitted from time to time. Accordingly, the Company’s ability to predict orders in future periods or trends affecting orders in future periods is limited. The Company’s ability to predict revenue has in the past been and may in the future be further limited by potential disruption to its supply chains or changes in customer ordering patterns and geopolitical turmoil. The Company’s ability to recognize revenue in the future for its backlog of customer orders will depend on the Company’s ability to acquire, assemble and deliver products and services to the customers and fulfill its other contractual obligations in a timely manner. In recent periods we have faced challenges in meeting customer demand due to limitations in our operational and capital resources. Additionally, significant uncertainty exists surrounding our future revenue prospects given our dependence on a limited number of customers for the vast majority of our revenue.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the nine months ended June 30, 2023, net cash used in operating activities was $1,838,503, compared to net cash used in operating activities of $3,355,417 for the nine months ended June 30, 2022. The decrease in cash used in operating activities for the 2023 period as compared to the 2022 period was primarily attributable to lower net loss and improved collections of A/R.

Cash Flows from Investing Activities:

Our net cash used in investing activities was $123,122 and $0 for the nine months ended June 30, 2023 and 2022, respectively. The increase in cash used in investing activities is due to the acquisition of fixed assets during the nine months ended June 30, 2023.

Cash Flows from Financing Activities:

For the nine months ended June 30, 2023, the net cash provided by financing activities was $2,096,297 primarily consisting of proceeds from the issuance of related party loans and convertible notes, net of repayments of loans payable. For the nine months ended June 30, 2022, net cash provided by financing activities was $3,493,777 consisting primarily of proceeds from loans and notes payable, net of repayments of loans payable.

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

The Company had approximately $146,652 in cash on hand as of August 15, 2023. We will need to raise additional capital to fund our operations for the next next 12  months. The $2,485,000 of 2021 Notes mature between October 4, 2023 and December 30, 2023. We are reliant upon completing one or more securities offerings in the future to continue our operations as planned and to meet our financial obligations. Our past inability to raise sufficient capital in our offerings of the Prior Notes may make our ability to raise capital more difficult. We will therefore require additional capital in order to fund our continued operations and execute our business plan. We will also likely need to extend the Prior Notes, which may be expensive and require us to issue dilutive securities.

Our liquidity is primarily derived from financing transactions and revenue from our contracts with customers, although management anticipates a larger proportion of our capital resources to be derived from financing transactions in future periods, particularly as we seek growth capital to fund our acquisition efforts in the next twelve months.

Revolving Loan Facility

In June 2023, the Company terminated its existing Factoring Agreement with another lender and entered into a Loan and Security Agreement with Thermo Communications Funding, LLC which provides for a $2,000,000 revolving line of credit facility to be evidenced by a promissory note. As of June 30, 2023, there was $1,780,018 outstanding under the revolving line of credit facility. See “Note 11 - Loans Payable - Revolving Line of Credit” in the footnotes accompanying the financial statements contained in this Report.

Related Party Bridge Loans and Accompanying Notes and Warrants

During the period from May 27 through August 11, 2021, certain insiders (the “Related Party Lenders”) made a total of $651,649 of bridge loans to the Company. These loans are evidenced by promissory notes which bear interest at 12% to 15% per annum and were originally due upon the earlier of the closing of the Acquisition or September 1, 2021. The Company also issued Warrants in connection with the bridge loans. The Related Party Lenders agreed to defer payment until the closing of the first financing following the closing of the Acquisition, and subsequently agreed to modify the bridge notes, the effect of which was to extend the indebtedness’ due date into 2023. For more information about these related party notes and warrants, see "Note 10 – Loans Payable - Related Party."

Acquisition Strategy

While we are presently in discussions to potentially acquire a target for cash pursuant to a preliminary letter of intent, we may not complete that acquisition, which among other thing would require us to raise sufficient capital from an offering of securities to pay the purchase price and repay the Prior notes.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying "Exhibit Index" are filed or incorporated by reference as part of this Form 10-Q.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger of PhoneBrasil International Inc. with and into Americrew Inc.	DEF14C	10/14/21	Annex B
3.1	Certificate of Incorporation	DEF 14C	10/14/21	Annex C
3.2	Bylaws	DEF14C	10/14/21	Annex D
10.1	Loan and Security Agreement	8-K	7/18/23	10.1
10.2	Promissory Note	8-K	7/18/23	10.2
10.3	Guaranty	8-K	7/18/23	10.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document..				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

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

AMERICREW, INC.

Date: [NTD]	By:	/s/ Brian Weis
Brian Weis
President and COO (Principal Executive Officer)

Date: [NTD]	By:	/s/ Ross DiMaggio
Ross DiMaggio
Chief Financial Officer
(Principal Financial Officer)

